Form 10-Q
period 2000-03-31
SUNRISE ENERGY SERVICES INC
filed 2000-05-22
CIK 874792

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR
    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 1-11248

                          SUNRISE ENERGY SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                             84-0938688
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

                        6671 Southwest Freeway, Suite 303
                                  Houston, Texas                        77074
                     (Address of principal executive offices)        (Zip Code)

              (Registrant's telephone number, including area code)
                    (713) 981-9595 Facsimile (713) 981-8670

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   X    Yes         No

6,520,100 shares of the Registrant's common stock, $1.00 par value, were outstanding as of March 31, 1999.

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                       INDEX TO QUARTERLY REPORT FORM 10-Q




PART I.           FINANCIAL INFORMATION
                                                                          PAGE

Item 1.  Financial Statements:

         Consolidated Balance Sheets --
            as of March 31, 2000 and December 31, 1999 . . . . . . . . . . .3

         Consolidated Statements of Operations --
            Three Months Ended March 31, 2000 and March 31, 1999. . . . . . 4

         Consolidated Statements of Changes in Shareholders'
             Equity as of March 31, 2000 . . . . . . . . . . . . . . . . .  5

         Consolidated Statements of Cash Flows --
            Three Months Ended March 31, 2000 and March 31, 1999 . . . . . .6

            Notes to Consolidated Financial Statements . . . . . . . . . . .7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . .  8


PART II.          OTHER INFORMATION

Item 2.  Changes in Securities   . . . . . . . . . . . . . . . . . . . . . .9

Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . . .9

Item 4. Submission of Matters to Vote of Security Holders . . . . . . . . . 9

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .9

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)



                                                          March 31, December 31,

                                                             2000        1999
                                                          ---------   ---------
                                     ASSETS


Assets .............................                       $   --      $   --
                                                           --------    --------
                                                           ========    ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities ............................................   $   --      $   --
                                                           --------    --------
                                                           --------    --------

Shareholders' equity:

    Common stock; $1 par value; 10,000,000 shares
    authorized; 6,520,100 shares issued and outstanding       6,520       6,520
    Additional paid-in capital .........................     13,982      13,982

    Accumulated deficit ................................    (20,502)    (20,502)


            Total shareholders' equity .................       --          --
                                                           --------    --------

                                                           $   -       $   -

                                                           ========    =========

                 Sunrise Energy Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    ThreeMonths Ended March 31, 2000 and 1999
                        (In thousands, except share data)
                                   (unaudited)



                                                                  2000      1999
                                                           -----------    ------

Revenue ...............................................    $      --      $ --

General and administrative expenses ...................           --        --
                                                           -----------    ------

       Operating loss .................................           --        --

Other income ..........................................           --        --

                                                           -----------    ------

       Net loss .......................................           --        --

Preferred stock dividend payable and cost accretion ...           --        --

                                                           -----------    ------

       Net loss available to common shareholders ......    $      --      $ --

                                                           ===========    ======

Loss per common share .................................    $      --      $ --

                                                           ===========    ======

Weighted average number of common shares

    outstanding .......................................          6,520     6,520

                                                           ===========    ======

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                                 (In thousands)
                                   (unaudited)

                                                        ADDITIONAL
                                       COMMON STOCK       PAID-IN  ACCUMULATED
                                    SHARES     AMOUNT     CAPITAL    DEFICIT       TOTAL

Balance, January 1, 1998 ........    6,520   $  6,520    $ 13,935   $(20,455)   $   --
Net Loss ........................     --         --          --          (41)        (41)
Payment of expenses by
     majority shareholder .......     --         --            41       --            41
                                             --------    --------   --------    --------
Balance, December 31, 1998 ......    6,520      6,520      13,976    (20,496)       --
Net Loss ........................     --         --          --         --          --
Payment of expenses by
     majority shareholder .......                               6         (6)       --
Balance, December 31, 1999
                                   -------    --------   --------    --------

     and March 31, 2000 .........    6,520   $  6,520    $ 13,982   $(20,502)   $   --
                                  ========   ========    ========   ========    ========

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (In thousands)
                                   (unaudited)

                                                            2000          1999
                                                        -----------   ----------
Cash flows from operating activities:

    Net loss ........................................   $      --     $      --

    Adjustment to reconcile net loss to net cash

      provided by operating activities:

       Change in operating assets and liabilities:
         Accounts receivable ........................          --            --
         Accounts payable and accrued liabilities ...          --            --
                                                        -----------   ----------
            Net cash provided by operating activities          --            --


                                                        -----------   ----------

Net increase in cash ................................          --            --


Beginning cash ......................................          --            --

                                                        -----------   ----------

           Ending cash ..............................   $      --     $      --
                                                        ==========   ===========

                 Sunrise Energy Services, Inc. and Subsidiaries
                        Notes to Consolidated Statements
                                   (unaudited)


1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results that may be expected for the full year. The consolidated balance sheet data as of December 31, 1999 was derived from audited financial statements, but does not include all disclosure required by generally accepted accounting principles.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K and with reference to Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.


2 - BANKRUPTCY REORGANIZATION

On November 15, 1994, the Company's operating subsidiaries filed petitions for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court for the Northern District of Texas (the "1994 Plans of Reorganization"). The Subsidiary Debtors received confirmation of their respective Plans of Reorganization on July 3, 1995. With confirmation of the Plans of Reorganization, the Company had disposed of substantially all of its business operations. On July 7, 1995, the Company filed its voluntary petition for bankruptcy which was confirmed on February 18, 1997 (the "Final Order").

On September 17, 1997 the Company received notice from counsel that all conditions to completion of the Chapter 11 proceeding as set forth in the Company's plan of reorganization and the Final Order had been fulfilled, thereby establishing the plan of reorganization as "final and non-appealable". The Company, in compliance with the Final Order, then issued 6,500 shares of Series B Preferred Stock to the Proponent as identified in the plan of reorganization. By letter dated September 23, 1997 the Proponent tendered the Series B Preferred Stock to the Company, requesting conversion into 6,194,095 shares of New Common Stock. It is anticipated that the Company will attempt to identify a business entity for acquisition by or merger with the Company. There can be no assurance that such activities will be successful.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The predecessor to Sunrise Energy Services, Inc. (the "Company") was originally incorporated under the laws of the State of Colorado in 1984. The Company was reincorporated under the laws of the State of Delaware on April 1, 1991.

The Bankruptcy Proceedings

Plan of Reorganization.

         On July 7, 1995, the Company filed a voluntary petition in the Bankruptcy Court and continued to operate its remaining assets as debtor-in-possession. On February 18, 1997, an Order Confirming Plan (as amended) and Fixing Deadlines for Filing Certain Claims (the "Final Order") was entered by the Bankruptcy Court.

Results of Operations.

         The Company has had no on-going business operations since the Final Order was entered by the Bankruptcy Court.

Lines of Credit and Notes and Accounts Payable.

         None.

Litigation and Claims.

         None.

Further Corporate Activities.

     Article III, Paragraph 3.1 of the Company's Articles of Incorporation provides that there shall be no fewer than three (3) and no greater than fifteen
(15) directors. On October 3, 1997 and August 31, 1998, respectively, Mr. K. Craig Shephard and Mr. Philip D. Devlin resigned as officers and directors of the Company. Mr. David A. Melman remains as the only director of the Company; however, no business operations of the Company have been conducted since entry of the Final Order by the Bankruptcy Court on February 18, 1997.

PART II.  OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES.

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None.


ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

             None.

ITEM 5.     OTHER INFORMATION.

             None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.

             Exhibit 27, "Financial Data Schedule", for the quarter ended March 31, 2000.

       (b) Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.







                              SUNRISE ENERGY SERVICES, INC.




May 19, 2000                  By: /s/ David A. Melman
                                 ---------------------------------------------
                                   David A. Melman
                                     President, Principal Financial and
                                     Accounting Officer, Secretary and Director