Form 10QSB
period 2000-06-30
SUNRISE ENERGY SERVICES INC
filed 2000-08-16
CIK 874792

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 1-11248

                          SUNRISE ENERGY SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


                               DELAWARE 84-0938688
     (State or other jurisdiction of (I.R.S. Employer Identification Number)
                         incorporation or organization)

                        6671 Southwest Freeway, Suite 303
                              Houston, Texas 77074
                    (Address of Principal executive offices)

      (Registrant's telephone number, including area code) (713) 270-6760
                            Facsimile (713) 270-6693

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

6,520,100 shares of the Registrant's common stock, $1.00 par value, were outstanding as of June 30, 2000.




 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

                            ------------------------
                            ------------------------

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                       INDEX TO QUARTERLY REPORT FORM 10-Q


PART I. FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:

         Consolidated Balance Sheets--
         as of June 30, 2000 and December 31, 1999........................3

         Consolidated Statements of Operations--
         Three and Six Months Ended June 30, 2000 and June 30, 1999.......4

         Consolidated Statements of Changes in Shareholders'
         Equity as of June 30, 2000.......................................5

         Consolidated Statements of Cash Flows--
         Three and Six Months Ended June 30, 2000 and June 30, 1999.......6

         Notes to Consolidated Financial Statements.......................7

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations....................8

PART II       Other Information
         Item 2.  Changes in Securities...................................9
         Item 3.  Defaults Upon Senior Securities.........................9
         Item 4.  Submission of Matters to a Vote of Security Holders.....9
         Item 5.  Other Information.......................................9

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------   ----------
                                                        (unaudited)
                                     ASSETS
ASSETS: ..........................                      $     --     $     --
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES: ...........................................$     --     $     --
                                                        ----------   ----------
STOCKHOLDERS' EQUITY:
     Common stock; $1 par value; 10,000,000 shares
         6,520,100 shares issued and outstanding .......    6,520        6,520
     Additional Paid-in capital ........................   13,982       13,982
     Accumulated deficit ...............................  (20,502)     (20,502)
                                                        ----------   ----------

              Total Stockholders' equity                      --           --
                                                        $     --     $     --
                                                        ==========   ==========

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except share data)
                                   (unaudited)



                                         For the Six Months For the Three Months
                                           Ended June 30,       Ended June 30,
                                           2000     1999        2000     1999
                                          ------   ------      ------   ------

Revenue: ..............................   $   --   $   --      $   --   $   --
General and Administrative expenses ...       --       --          --       --
                                          ------   ------      ------   ------
     Operating Loss ...................       --       --          --       --
Other Income ..........................       --       --          --       --
                                          ------   ------      ------   ------
     Net (Loss) .......................       --       --          --       --
Preferred stock dividend payable and cost
accretion .............................       --       --          --       --
     Net Loss available to common
     shareholders .....................   $   --   $   --      $   --   $   --
                                          ------   ------      ------   ------
Loss per common share .................   $   --   $   --      $   --   $   --
Weighted average number of common .....
     shares outstanding                   $6,520   $6,520      $6,520   $6,520
                                          ======   ======      ======   ======

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                 (In thousands)
                                   (unaudited)



                                                       ADDITIONAL
                                      COMMON STOCK      PAID-IN  ACCUMULATED
                                    SHARES    AMOUNT    CAPITAL    DEFICIT      TOTAL
                                    ------   -------   --------   --------    --------
Balance, January 1, 1998 ........... 6,520   $ 6,520   $ 13,935   $(20,455)   $    --
Net Loss ...........................   --        --         --         (41)        (41)
Payent of expenses by majority
     shareholder ...................   --        --          41        --           41
                                    ------   -------   --------   --------    --------
Balance, December 31, 1998 ......... 6,520     6,520     13,976    (20,496)        --
Net Loss ...........................   --        --         --          (6)         (6)
Payment of expenses by majority
     shareholder ...................   --        --           6        --            6
Balance, December 31, 1999 .........   --        --         --         --          --
                                    ------   -------   --------   --------    --------
     and June 30, 2000 ............. 6,520   $ 6,520   $ 13,982   $(20,502)   $    --
                                    ======   =======   ========   ========    ========

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                              For the Six Months
                                                                Ended June 30,
                                                                2000      1999
                                                              -------   -------
Cash flows from operating activities: ....................... $  --     $  --
Cash flows from investing activities: .......................    --        --
Cash flows from financing activities: .......................    --        --
                                                              -------   -------
Net decrease in cash ........................................    --        --
Beginning cash ..............................................    --        --
                                                              -------   -------
           Ending cash ...................................... $  --     $  --
                                                              =======   =======

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

2 - BANKRUPTCY REORGANIZATION

On November 15, 1994, the Company's operating subsidiaries filed petitions for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court for the Northern District of Texas (the "1994 Plans of Reorganization'). The Subsidiary Debtors received confirmation of their respective Plans of reorganization on July 3, 1995. With confirmation of the Plans of Reorganization, the Company filed its voluntary petition for bankruptcy which was confirmed on February 18, 1997 (the 'Final Order").

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

Plan of Reorganization

         On July 7, 1995, the Company filed a voluntary petition in the Bankruptcy Court and continued to operate its remaining assets as debtor-in-possession. On February 18, 1997, an Order Confirming Plan (as amended) and Fixing Deadlines for Filing Certain Claims (the "Final Order") was entered by the Bankruptcy Court.

Results of Operations

         The Company has had non on-going business operations since the final Order was entered by the Bankruptcy Court.

Lines of Credit and Notes and Accounts Payable

         None.

Litigation and Claims

         None.

Further Corporate Activities

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

Part II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OD MATTERS TO VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 27, "Financial Data Schedule", for the six months ended June 30, 2000.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the second quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          SUNRISE ENERGY SERVICES, INC.



August 8, 2000            By: /s/David A. Melman
                          -----------------------------------------------------
                              David A. Melman
                                President, Principal Financial and
                                Accounting Officer, Secretary and Director