Form 10QSB
period 2000-09-30
SUNRISE ENERGY SERVICES INC
filed 2000-11-16
CIK 874792

-----------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

  |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 1-11248

                          SUNRISE ENERGY SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                  84-0938688
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)
                        6671 Southwest Freeway, Suite 303
                              Houston, Texas 77074
                    (Address of Principal executive offices)
                    (713) 270-6760            (713) 270-6693
           (Registrant's telephone number,      (Facsimile)
                 including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         6,520,100 shares of the Registrant's common stock, $1.00 par value, were outstanding as of September 30, 2000.




 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------

                            ------------------------
                            ------------------------

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                       INDEX TO QUARTERLY REPORT FORM 10-Q


PART I. FINANCIAL INFORMATION PAGE

Item 1.  Financial Statements:

         Consolidated Balance Sheets--
         as of September 30, 2000 and December 31, 1999........................3

         Consolidated Statements of Operations--
         Three and Nine Months Ended September 30, 2000 and June 30, 1999......4

         Consolidated Statements of Changes in Shareholders'
         Equity as of September 30, 2000.......................................5

         Consolidated Statements of Cash Flows--
         Three and Nine Months Ended September 30, 2000 and September 30, 1999.6

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations.........................8

PART II       Other Information
         Item 2.  Changes in Securities........................................9
         Item 3.  Defaults Upon Senior Securities..............................9
         Item 4.  Submission of Matters to a Vote of Security Holders..........9
         Item 5.  Other Information............................................9

PART 1. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 September,         December 31,
                                                    2000                1999
                                                ------------        ------------
                                                (unaudited)
                                     ASSETS

ASSETS:                                         $        -          $        -
                                                ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:                                    $        -          $        -
                                                ------------        ------------
STOCKHOLDERS' EQUITY:
  Common stock; $1 par value; 10,000,000 shares
      6,520,100 shares issued and outstanding         6,520               6,520
  Additional Paid-in capital                         13,982              13,982
  Accumulated deficit                               (20,502)            (20,502)
                                                ------------        ------------
      Total Stockholders' equity                         -                   -
                                                ------------        ------------
      Total Liabilities and Stockholders Equity $        -          $        -
                                                ============        ============

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except share data)
                                   (unaudited)

                                      For the Three Months  For the Nine Months
                                       Ended September 30,    Ended September,
                                          2000     1999        2000     1999
                                         ------   ------      ------   ------
Revenue ...............................  $  --    $  --       $  --    $  --
General and Administrative expenses ...     --       --          --       --
                                         ------   ------      ------   ------
     Operating Loss ...................     --       --          --       --
Other Income ..........................     --       --          --       --
                                         ------   ------      ------   ------
     Net (Loss) .......................     --       --          --       --
Preferred stock dividend payable
and cost accretion ....................     --       --          --       --
     Net Loss available to common
     shareholders .....................  $  --    $  --       $  --    $  --
                                         ------   ------      ------   ------
Loss per common share ................   $  --    $  --       $  --    $  --
                                         ======   ======      ======   ======
Weighted average number of common
     shares outstanding                   6,520    6,520       6,520    6,520
                                         ======   ======      ======   ======

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                 (In thousands)
                                   (unaudited)


                                                  ADDITIONAL
                                 COMMON STOCK      PAID-IN  ACCUMULATED
                                SHARES   AMOUNT    CAPITAL    DEFICIT     TOTAL
Balance, January 1, 1998 ......  6,520  $  6,520   $ 13,935  $(20,455)   $   --
Net Loss ......................     --        --         --        (41)     (41)
Payment of expenses by majority
     shareholder ..............     --        --         41         --       41
                               -------  --------   --------   --------    ------
Balance, December 31, 1998 ....  6,520     6,520     13,976    (20,496)       --
Net Loss ......................     --        --         --         (6)      (6)
Payment of expenses by majority
     shareholder ..............     --        --          6         --        6
                               -------  --------   --------   --------    ------
Balance, December 31, 1999
    and September 30, 2000 ....  6,520  $  6,520   $ 13,982   $(20,502)   $   --
                               =======  ========   ========   ========    ======

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                 For the Nine Months
                                                 Ended September 30,
                                                   2000       1999
                                                 --------   --------

Cash flows from operating activities: .........  $     --   $     --
Cash flows from investing activities: .........        --         --
Cash flows from financing activities: .........        --         --
                                                 --------   --------
Net decrease in cash ..........................        --         --
Beginning cash ................................        --         --
                                                 --------   --------
           Ending cash ........................  $     --   $     --
                                                 ========   ========

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         Exhibit 27, "Financial Data Schedule", for the nine months ended September 30, 2000.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the third quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   SUNRISE ENERGY SERVICES, INC.



November 16, 2000                  By:/s/ David A Melman
                                   ------------------------------------------
                                   David A. Melman
                                   President, Principal Financial and
                                   Accounting Officer, Secretary and Director