Form 10KSB
period 2000-12-21
SUNRISE ENERGY SERVICES INC
filed 2001-04-20
CIK 874792

IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS FORM 10-K IS BEING FILED
              IN PAPER PURSUANT TO A CONTINUING HARDSHIP EXEMPTION
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         Commission File Number 1-11248


                          SUNRISE ENERGY SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                            84-0938688
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)
                        6671 Southwest Freeway, Suite 303
                              Houston, Texas 77074
                    (Address of principal executive offices)
                                 (713) 270-6760
                (Issuer's telephone number, including area code)

                    Common Stock (Par Value $1.00 Per Share)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment hereto to this Form 10-K. Yes X No___

The aggregate market value of the voting stock held by non affiliates of the Registrant on December 31, 2000 was undetermined as the stock of the Registrant was suspended from trading on November 10, 1994.

6,520,100 shares of the Registrants Common Stock, $1.00 par value, were outstanding on December 31, 2000.




 -------------------------------------------------------------------------------

 -------------------------------------------------------------------------------

                                TABLE OF CONTENTS




                                                                                     PAGE
                                     PART I
ITEM 1.   BUSINESS........................................................             3
                    General...............................................             3
                    The 1994 Bankruptcy and 1995 Bankruptcy Proceedings...             3
ITEM 2.   PROPERTIES......................................................             4
                    Premises..............................................             4
ITEM 3.   LEGAL PROCEEDINGS...............................................
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............             5
                                                           PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS........................................
                    Market Price for Common Stock.........................             6
                    Dividends on Common Stock.............................             6
                    Amendments to Certificate of Incorporation............             6
ITEM 6.   SELECTED FINANCIAL DATA.........................................             6
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.....................................             7
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................             9
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE..................................             9
                                                          PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............            10
ITEM 11. EXECUTIVE COMPENSATION...........................................            10
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...            12
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................            12
                                                           PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.             13
                    Signatures...........................................             16
                    Index to Exhibits....................................             17

                                     Part I

ITEM 1.   BUSINESS.

General.

     The predecessor to Sunrise Energy Services, Inc. ("SES" or, the "Company") was originally incorporated under the laws of the State of Colorado in 1984. The Company reincorporated under the laws of the State of Delaware on April 1, 1991. The executive offices of the Company are located at 6671 Southwest Freeway, Suite 303, Houston, Texas 77074.

     Until the court ordered sale of the Company's operating subsidiaries in June 1995, the Company was a non-regulated merchant of natural gas and natural gas services. All of the Company's operations were conducted through its subsidiaries, while its corporate staff performed management, legal, financial, administrative and other services which were necessary for the operations of its subsidiaries.

THE 1994 AND 1995 BANKRUPTCY PROCEEDINGS.

Bankruptcies and Plans of Reorganization.

     The Subsidiaries's Bankruptcies.

     On November 15, 1994, Consolidated fuel Corporation, SunPacific Energy Management, Inc., Sunrise Energy Marketing Company and Sunrise Energy Company ("SEC"), each subsidiary of SES, filed for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). Each of these companies was a party to a plan of reorganization, such plans confirmed by the Bankruptcy Court on July 13, 1995. Pursuant to the confirmed plans of reorganization, the Company on June 26, 1996 sold the operations of these subsidiaries to Enserch Gas Marketing, Inc. Upon the sale, all remaining liabilities of these subsidiaries were transferred to liquidating trusts administered by court appointed Trustees. No claims against SES can arise from the operations or liabilities of these former subsidiaries.

     The SES Plan of Reorganization.

     With the confirmation of the Subsidiaries Bankruptcies, the company had disposed of substantially all of its business operations. On July 7, 1995, SES filed a voluntary petition in the Bankruptcy Court and continued to operate its remaining assets as debtor-in-possession. On February 18, 1997, an Order Confirming Plan (as amended) and Fixing Deadlines for Filing Certain Claims (the "Final Order") was entered by the Bankruptcy Court which provided for:

     1. Confirmation of the SES Plan of Reorganization, the terms of which are set forth hereinafter:

         (i) the creation of a liquidating trust for the company, to be administered by a Disbursing Agent, pursuant to which such trust is to receive up to $825,000 from the court appointed Trustee of one of its former subsidiaries and $100,000 from the proponent of the SES Plan of Reorganization (the "Proponent"), such funds to settle all liabilities of the Company;

         (ii) the transfer to the liquidating trust of all liabilities of the Company;

         (iii) the issuance to the Proponent of 6,500 shares of Series B Preferred Stock upon the payment of $100,000 and the further payment of all legal fees incurred by the Company in connection with the Chapter 11 proceeding;

         (iv) the conversion of the Company's Series A Preferred Stock into 220,000 shares of Common Stock, provided that the holder of the Series A Preferred Stock waives (a) all rights to accrued but unpaid dividends and (b) any benefits of the anti dilution provisions provided for in the terms of the Series A Preferred Stock;

              (v) a reverse stock split of the Company's Common Stock with the holders of the Common Stock (including the shares of Common Stock to be issued upon conversion of the Series A Preferred Stock) receiving one (1) share of new common stock ("New Common Stock") for each ten (10) shares of Common Stock held prior to the reverse split.

         2. The SES Plan of Reorganization further provided for:

              (i) the conversion of the series B Convertible Preferred Stock into that number of shares of New Common Stock which would give the holder thereof 95% of the shares of New Common Stock outstanding taking into account the shares of Common Stock to be issued upon conversion of the Series A Preferred Stock;

              (ii) appointment of Philip D Devlin (President and CEO of the Company) as Disbursing Agent for distributions required to be made under the Company's Plan;

              (iii) release of former officers and directors of the Company for any liability to any holder of a claim, except for willful misconduct or gross negligence;

              (iv) deadlines for filing administrative claims.

     On September 17, 1997, the Company received notice from counsel that all conditions to completion of the Chapter 11 proceeding as set forth in the SES Plan of Reorganization and the Final Order had been fulfilled, thereby establishing the SES Plan of Reorganization as "final and non-appealable." SES, in compliance with the Final Order, then issued 6,500 shares of Series B Convertible Preferred Stock to the Proponent. By letter dated September 23, 1997 the Proponent tendered the Series B Convertible Preferred Stock to the Company, requesting conversion into 6,194,095 shares of New Common Stock.

     It is anticipated that the Company will attempt to identify a business entity for acquisition by or merger with the Company. There can be no assurance that such activities will be successful.

     Employees.

     At December 31, 2000, the Company had no business operations or any full time employees.

ITEM 2.   PROPERTIES.

Premises.

     The Company has not conducted any business during the fiscal year ended December 31, 2000 and does not maintain any property as of December 31, 2000.

ITEM 3.   LEGAL PROCEEDINGS.

     On October 7, 1993, the Company and SEC filed a Petition against Northwest Pipeline Company ("Northwest") and its affiliate, Williams Field Services, Inc.
- Rocky Mountain Region Company ("Williams") seeking damages for fraudulent misrepresentations pertaining to a certain Transportation Agreement and Settlement Agreement and Settlement Agreement seeking damages, recision, reasonable attorney fees, court costs and any other relief to which they may be entitled. On October 20, 1993, the Company and SEC gave no notice of claim under the Texas Deceptive Trade Practices-Consumer Protection Act and made demand upon Northwest for damages in the amount of approximately $6.3 million for breach of express and implied warranties with respect to the Transportation Agreement and the Settlement Agreement.

     On September 29, 1995, the Bankruptcy Court issued a Memorandum Opinion and Order (the "Order") rendering a judgment against Northwest; disallowing Northwest Pipeline Company's claims against SEC and the Company; granting SEC judgment against Northwest Pipeline Company in the amount of $6.4 million, plus interest at the rate allowed under Title 28 of the United State Code; dismissing with prejudice the claims of the Company against Northwest Pipeline Company and ordering that the parties bear their own costs and expenses.

     Subsequent to the Order, the Company and SEC filed a Notice of Appeal on March 28, 1996 with respect to the amount of the judgment and related matters; Northwest filed a Notice of Appeal on April 3, 1996. On April 4, 1996, the Company and SEC filed an Amended Notice of Appeal and Northwest then filed a Cross-Appeal on April 7, 1996. As of December 31, 2000, the appeals of Northwest, the Company and SEC have been dismissed and all outstanding issues have been settled; the outcome of which shall have no effect on the reorganized Company in that the Bankruptcy Court had dismissed any claims the Company may have asserted against Northwest and/or SEC.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price for Common Stock.

     On July 15, 1992, the Company's Common Stock commenced trading on the American Stock Exchange ("AMEX") under the symbol "SES". Previously, the Company's Common Stock was traded solely on the London Stock Exchange ("LSE"). On November 10, 1994, the AMEX suspended trading of the Common Stock, on
November 20, 1994, the LSE also suspended trading and neither exchange has permitted trading since. As of December 31, 1999, the Company had approximately 1,500 record holders of its shares of Common Stock, including several nominee holders for an undetermined number of beneficial owners.

Dividends on Common Stock.

     The Company did not pay any dividends on its Common Stock for the fiscal year ended December 31, 2000.

Amendment to Certificate of Incorporation.

     On August 7, 1997, the Company filed with the State of Delaware two (2) amendments to its Certificate of Incorporation providing for (i) a one (1) share for ten (10) share reverse split of the Company's Common Stock and (ii) a Certificate of Designation creating the Series B Convertible Preferred Stock, respectively.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following tables present a summary of selected financial information for the Company for the periods indicated. As a result of the bankruptcy filings discussed in item 7, the financial information presented below is not comparable between the periods presented. The information in the tables should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.


                  Selected Financial Information of the Company
                      (in thousands, except per share data)

                                                                  2000          1999         1998            1997          1996
                                                               ----------    ----------   ---------      ----------     ---------
Gas Sales                                                      $    -        $    -       $    -         $    -         $     -
                                                               ==========    ==========   =========      ==========     =========
Income (loss) from:
     Continuing operations before reorganization               $      (7)    $      (6)    $    (41)     $       1      $    (168)
     Items                                                          -             -            -              -               -
     Discontinued operations                                        -             -            -             1,217            -
     Reorganization items                                           -             -            -              -               -
                                                               ----------    ----------   ---------      ----------     ---------
     Net income (loss)                                         $      (7)    $      (6)    $    (41)     $   1,218      $    (168)
                                                               ==========    ==========   =========      ==========     =========

Net Income (loss) per Common share:
     Continuing operations                                     $    -        $    -        $   (.01)     $    4.21      $   (0.09)
                                                               ----------    ----------  ----------
     Discontinued operations                                        -             -            -              -               -
                                                               ----------   -----------  ----------      ----------     ---------
     Net income (loss) per Common share                        $             $    -         $ (0.01)     $    4.21      $  (0.09)
                                                               ==========   ===========  ==========      ==========     =========

Average number of shares outstanding(1)                            6,520         6,520        6,520            289         3,130
Working capital                                                     -             -            -              -         $ (1,330)
Total assets                                                        -             -            -              -               -
Long-term obligations and Preferred Stock                           -             -            -              -               -
Redeemable Preferred Stock                                          -             -            -              -               -
Shareholders' equity (deficit)                                      -             -            -              -               -

(1) Weighted average number of Common shares outstanding restated to reflect 1:10 reverse stock split effective August 7, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The predecessor to Sunrise Energy Services, Inc. ("SES" or, the "Company") was originally incorporated under the laws of the State of Colorado in 1984. The Company re-incorporated under the laws of the State of Delaware on April 1, 1991.

The 1994 and 1995 Bankruptcy Proceedings.

Bankruptcies and Plans of Reorganization.

     The Subsidiaries' Bankruptcies.

On November 15, 1994, Consolidated Fuel Corporation, SunPacific Energy Management, Inc., Sunrise Energy Marketing Company and SEC, each subsidiary of SES, filed for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court for the Northern District of Texas (the"Bankruptcy Court"). Each of theses companies was a party to a plan of reorganization, such plans confirmed by the Bankruptcy Court on July 13, 1995. Pursuant to the confirmed plans of reorganization, the Company on June 26, 1995 sold the operations of these subsidiaries were transferred to liquidating trusts administered by court appointed Trustees. No claims against SES can arise from the operations or liabilities of these former subsidiaries.

     The SES Plan of Reorganization.

With the confirmation of the Subsidiaries Bankruptcies, the Company had disposed of substantially all of its business operations. On July 7, 1995, SES filed a voluntary petition in the Bankruptcy Court and continued to operate its remaining assets as debtor-in-possession. On February 18, 1997, an Order Confirming Plan (as amended) and Fixing Deadlines for Filing Certain Claims (the "Final Order") was entered by the Bankruptcy Court which provided for:

     1. Confirmation of the SES Plan of Reorganization, the terms of which are set forth hereinafter:

         (i) the creation of a liquidating trust for the company, to be administered by a disbursing Agent, pursuant to which such trust is to receive up to $825,000 from the court appointed Trustee of one of its former subsidiaries and $100,000 from the proponent to the SES Plan of Reorganization (the "Proponent"), such funds to settle all liabilities of the Company;

         (ii) the transfer to the liquidating trust of all liabilities of the Company;

         (iii) the issuance to the Proponent of 6,500 shares of Series B Preferred Stock upon the payment of $100,000 and the further payment of all legal fees incurred by the Company in connection with the Chapter 11 proceeding;

         (iv) the conversion of the Company's Series A Preferred Stock into 220,000 shares of Common Stock, provided that the holder of the Series A Preferred Stock waives (a) all rights to accrued but unpaid dividends and (b) any benefits of the anti-dilution provisions provided for in the terms of the Series A Preferred Stock, and

         (v) a reverse stock split of the Company's Common Stock with the holders of the Common Stock (including the shares of Common Stock to be issued upon conversion of the Series A Preferred Stock) receiving one
         (1) share of new common stock ("New Common Stock") for each ten (10) shares of Common Stock held prior to the reverse split.

     2. The SES Plan of Reorganization further provided for:

         (i) the conversion of the Series B Convertible Preferred Stock into that number of shares of New Common Stock which gives the holder thereof 95% of the shares of New Common Stock outstanding taking into account the shares of Common Stock to ve issued upon conversion of the Series A Preferred Stock;

         (ii) appointment of Philip D. Devlin (President and CEO of the Company) as disbursing Agent for distributions required to be made under the Company's Plan;

         (iii) release of former officers and directors of the Company for any liability to any holder of a claim, except for willful misconduct or gross negligence; and

         (iv) deadlines for filing administrative claims.

On September 17, 1997 the Company received notice form counsel that all conditions to completion of the Chapter 11 proceeding as set forth in the SES Plan of Reorganization and the Final Order had been fulfilled, thereby establishing the SES Plan of Reorganization as "final and non-appealable." SES, in compliance with the Final Order, then issued 6,500 shares of Series B Convertible Preferred Stock to the Proponent. By letter dated September 23, 1997 the Proponent tendered the Series B Convertible Preferred Stock to the Company, requesting conversion into 6,194,095 shares of New Common Stock.

It is anticipated that the Company will attempt to identify a business entity for acquisition by or merger with the Company. There can be no assurance that such activities will be successful.

     Results of Operations.

The Company has had no business operations since the sale of its operating subsidiaries in June 1995.

During 1997, the Proponent advanced to the Company approximately $87,000 to allow the Company to (i) pay auditing and accounting fees incurred to prepare financial statements for the fiscal years ended December 31, 1994, December 31, 1995, December 31, 1996; (ii) file its Annual Reports on Form 10-K for the such years; and (iii) file its Quarterly Reports on Form 10-Q for each fiscal quarter therein and through June 30, 1997. By letter dated September 22, 1997 the Proponent waived repayment of such advances.

     Litigation and Claims.

On October 7, 1993 the Company and SEC filed a Petition against Northwest and Williams seeking damages for fraudulent misrepresentation pertaining to the Transportation Agreement and Settlement Agreement seeking damages, recision, reasonable attorney fees, court costs and any other relief to which they may be entitled. On October 20, 1993, the Company and SEC gave notice of claim under the Texas Deceptive Trade PracticesConsumer Protection Act and made demand upon Northwest for damages in the amount of approximately $6.3 million for breach of express and implied warranties with respect to the Transportation Agreement and the Settlement Agreement.

On September 29, 1995 the Bankruptcy Court issued a Memorandum Opinion and Order (the "Order") rendering a judgment against Northwest Pipeline Company's claims against SEC and the Company; granting SEC judgment against Northwest Pipeline Company in the amount of $6.4 million, plus interest at the rate allowed under Title 28 of the United State Code; dismissing with prejudice the claims of the Company against Northwest Pipeline Company; and ordering that the parties bear their own costs and expenses.

Subsequent to the Order, SEC and the Company filed a Notice of Appeal on March 28, 1996 with respect to the amount of the judgment and related matters; Northwest filed a Notice of Appeal on April 3, 1996. On April 4, 1996, Sunrise and the Company filed an Amended Notice of Appeal and Northwest then filed a Cross-Appeal on April 7, 1996. As of December 31, 1997, the appeals of Northwest, the Company and SEC have been dismissed and all outstanding issues have been settled and shall have no effect on the reorganized Company in that the Bankruptcy Court dismissed and claims the Company may have against Northwest and/or SEC.

     Further Corporate Activities.

On May 6, 1997, the Company filed a Form 14(c) information Statement with the Securities and Exchange Commission of the United States detailing the provisions of the SES Plan of Reorganization and implementation of the Final Order of the Bankruptcy Court, which was mailed to all shareholders of record as of April 30, 1997. In addition, the Company has upon resolution of its Directors, canceled 154,208 shares of Common Stock, previously held as Treasury shares.


On August 7, 1997 the Company filed with the State of Delaware two (2) amendments to its Certificate of Incorporation providing for (i) a one (1) share for ten (10) share reverse split of the Company's Common Stock and (ii) a Certificate of Designation creating the Series B Convertible Preferred Stock, respectively.

On September 17, 1997 the Company received notice from counsel that all conditions to completion of the Chapter 11 proceeding as set forth in the SES Plan of Reorganization and the Final Order had been fulfilled, thereby establishing the SES Plan of Reorganization as "final and non-appealable." SES, in compliance with the Final Order, then issued 6,500 shares of Series B Convertible Preferred Stock to the Proponent.

By letter dated September 23, 1997 the Proponent tendered the Series B Convertible Preferred Stock to the Company, requesting conversion into 6,194,095 shares of New Common Stock. It is anticipated that the Company will attempt to identify a business entity for acquisition by or merger with the Company. There can be no assurance that such activities will be successful.

On August 31, 1998, Mr. Philip D. Devlin resigned as Director and officer of the Company and its subsidiaries.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                              Report of Independent Auditors

The Shareholders
Sunrise Energy Services, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Energy Services, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Energy Services, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Sunrise Energy Services, Inc. and its operating subsidiaries filed their petitions for protection under Chapter 11 in the United States Bankruptcy Court on July 7, 1996 and November 15, 1994, respectively. Effective July 13, 1995, the operating subsidiaries emerged from bankruptcy and, effective February 18, 1997, Sunrise Energy Services, Inc.'s plan of reorganization was confirmed. Currently, the Company has no operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Sutton Frost Cary LLP

April 13, 2001
Arlington, Texas

                 Sunrise Energy Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)







                                                                December 31,
                                                            -------------------
                                                               2000      1999
                                                            ---------  --------
                                     Assets

Assets                                                      $    -     $   -
                                                            =========  ========
                      Liabilities and Shareholders' Equity

Liabilities                                                      -         -

Shareholders' equity:
    Common stock; $1 par value; 10,000,000 shares authorized;
       6,520,100 shares issued and outstanding                  6,520     6,520
    Additional paid-in capital                                 13,989    13,982
    Accumulated deficit                                       (20,509)  (20,502)
            Total shareholders' equity                           -         -
                                                            ---------  --------
                                                            $    -     $   -
                                                            =========  ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Sunrise Energy Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)



                                                  Years ended December 31,
                                            -----------------------------------
                                               2000         1999        1998
                                            ----------   ----------  ----------
Revenue                                     $     -      $     -     $     -
                                            ----------   ----------  ----------

General and administrative expenses                ( 7)         ( 6)       ( 41)
                                            ----------   ----------  ----------

Net income (loss)                           $      ( 7)  $     ( 41) $    1,218
                                            ==========   ==========  ==========
Income (loss) per common share              $     -      $     -     $     (.01)
                                            ==========   ==========  ==========
Weighted average number of
  common shares outstanding                      6,520        6,520       6,520
                                            ==========   ==========  ==========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Sunrise Energy Services, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (In thousands)




                                    Common Stock        Additional                       Treasury Stock
                                  -----------------      Paid-in      Accumulated      -----------------
                                  Shares     Amount      Capital        Deficit        Shares     Amount      Total
                                  ------    -------     ----------    -----------      ------     ------      -----
Net loss                             -      $  -        $     -       $      (41)         -       $  -        $ (41)

Payment of expenses by
  majority shareholder               -         -                41          -             -          -           41
                                  -------   -------     ----------    ----------       ------     ------      -----
Balance, December 31, 1998          6,520     6,520         13,976       (20,496)         -          -          -

Net loss                             -         -              -               (6)         -          -          (6)
Payment of expenses by
  majority shareholder               -         -                 6          -             -          -            6
                                  -------   -------     ----------    ----------       ------     ------      -----
Balance, December 31, 1999          6,520     6,520         13,976       (20,496)         -          -          -

Net loss                             -         -              -               (7)         -          -           (7)

Payment of expenses by
  majority shareholder               -         -                 7          -             -          -            7
                                  -------   -------     ----------    ----------       ------     ------     ------
Balance, December 31, 2000          6,520   $ 6,520     $   13,989    $  (20,509)         -       $  -       $  -
                                  =======   =======     ==========    ==========       ======     ======     ======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Sunrise Energy Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                    Years ended December 31,
                                                              -----------------------------------
                                                                 2000        1999         1998
                                                                ------      ------       -----
Cash flows from operating activities:
    Net income (loss)                                           $   (7)     $   (6)      $ (41)
                                                                ------      ------       -----
       Net cash used by operating
         activities                                                 (7)         (6)        (41)
Cash flows from financing activities -
    contribution by shareholder                                      7           6          41
                                                                ------      ------       -----
Net decrease in cash                                               -           -            -
Beginning cash                                                     -           -            -
                                                                ------      ------       -----
       Ending cash                                              $  -        $  -         $  -
                                                                ======      ======       =====




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Sunrise Energy Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


1 - Background and Bankruptcy

Sunrise Energy Services, Inc. ("SES") and its subsidiaries, Consolidated Fuel Corporation ("CFC"), Sun Pacific Energy Management, Inc. ("SunPacific"), Sunrise Energy Marketing Company ("SEMC"), and Sunrise Energy Company ("Sunrise") (collectively, the "Company") were in the business of coast to coast non-regulated retail sales of natural gas and natural gas services. All Company operations were conducted through the subsidiaries which provided customers a broad range of gas marketing, logistics and transportation services ("MLT") in addition to other accounting and control related services.

The MLT services offered by the Company had risks associated with the dynamics of supply and demand economics and regulatory developments. Additionally, the gas merchant business is intensely competitive and seasonal where both demand and pricing are subject to substantial fluctuations. As a result of these and other factors, the Company incurred ongoing losses and was unable to secure the financing necessary for the successful implementation of its business plan.

On November 15, 1994, the Company's operating subsidiaries filed petitions for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court for the Northern District of Texas (the "1994 Plans of Reorganization"). The Subsidiary Debtors received confirmation of the 1994 Plans of Reorganization on July 3, 1995. With confirmation of the Plans of Reorganization, the Company had disposed of substantially all of its business operations. On July 7, 1995, the Company filed its voluntary petition for bankruptcy which was confirmed on February 18, 1997 (the "Final Order").

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

2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SES and its subsidiaries, CFC, SunPacific, SEMC, and Sunrise. Significant intercompany accounts and transactions have been eliminated.

Estimates and Assumptions

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates used in preparing the accompanying consolidated financial statements.

                 Sunrise Energy Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

2 - Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Income (Loss) Per Common Share

Income (loss) per common share amounts are computed based upon the weighted average shares of common stock outstanding during each period. Cost accretion and dividends on preferred stock are deducted from/added to net income (loss) to determine net income (loss) attributable to common shareholders for income
(loss) per common share.

3 - Redeemable Preferred Stock

The Company issued 220,000 shares of Series A cumulative voting redeemable preferred stock in 1992 for $1.0 million, less issue costs of $249,000. The stock issue costs were recorded as a reduction to the preferred stock balance and were being accreted using the interest method over five years. Dividends accrued at a rate of 5% annually, and any accrued but unpaid dividends are added to the preferred stock balance. In accordance with the Final Order, the holder of the series A preferred stock waived rights to the accrued but unpaid dividends and the series A preferred stock was converted into 220,000 shares of common stock.

4 - Income Taxes

The difference between the effective rate reflected in the provision for income taxes on continuing operations and the amount which would be determined by applying the statutory federal income tax rate is as follows:


                                              Years ended December 31,
                                       -----------------------------------
                                          2000        1999          1998
                                       ---------   ---------     ---------
Statutory federal income
  tax rate                                34.0 %      34.0 %        34.0 %
   Utilization of net operating
     loss carryforward                   (34.0)%     (34.0)%       (34.0)%
   Change in valuation
     allowance                              -           -             -
                                       ---------    --------     ---------
Effective income tax rate                  0.0 %       0.0 %         0.0 %
                                       =========    ========     =========

At December 31, 2000, approximately $15.4 million of net operating losses were available for carryforward for tax purposes, expiring in the years 2001 to 2011. The utilization of the net operating losses is subject to limitations due to a change in ownership.

                 Sunrise Energy Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


5 - Litigation

As part of the bankruptcy proceedings, the Company is party to various suits, the outcome of which will only impact the liquidating trusts (the "CFC Trust" and "Sunrise Trust"). As a result of the confirmed plan of reorganization, there will be no further claim against the reorganized SES.

6 - Stock Options and Employee Benefit Plans

The Company had an Incentive Stock Option Plan ("ISOP") and two Non-Qualified Stock Option Plans ("SOP") (collectively referred to as the "Stock Option Plans"). Under the Stock Option Plans, the Company was authorized to grant to selected officers, employees, directors and consultants, options to purchase up to 257,142 shares of the Company's common stock at an exercise price (for the Company's incentive stock options) of not less than the market value at the time such options are granted. Under the non-qualified plans, the Compensation Committee had discretionary authority to establish option prices and other terms and conditions of the options granted. The options under the ISOP expire 10 years from the date of grant. As of December 31, 2000 and 1999, there were 97,577 shares available for future grant under the Stock Option Plans.

Pursuant to confirmation of the 1995 Plan of Reorganization, all options were canceled.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.

         There are no disagreements with the Company's accountants on matters of accounting and financial disclosure for the fiscal year ended December 31, 2000.

         Delinquent Filers.

For the fiscal year ended December 31, 2000, there were no delinquent filers pursuant to the requirements of Section 16(a) of the Exchange Act.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Officers of the Company and officers of its wholly-owned subsidiaries served at the pleasure of the Board of directors. No Shareholder Meetings were held during the fiscal year ended December 31, 2000.


                                                          DIRECTOR    OFFICER
                                                          DATES OF    DATES OF
         NAME                 POSITION                    SERVICE      SERVICE
David A. Melman   President, Principal Financial and    09/30/97 to  09/30/97 to
                  Accounting Officer, Secretary and       present      present
                  Director
Philip D. Devlin  Resigned, effective August 31, 1998   10/13/94 to  06/01/90 to
                                                          08/31/98    08/31/98

         Under Delaware law and the Company's by-laws, incumbent directors have the power to fill any vacancies on the Board of Directors, however occurring, whether by an increase in the number of directors, death, resignation, retirement, disqualification, removal form office or otherwise. Any director elected by the Board to fill a vacancy would hold office for the unexpired term of the director whose place has been filled; except that a director selected by the Board or shareholders would hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until his successor is elected and qualified. Mr. Devlin resigned effective August 31, 1998, and no new directors have to date been appointed.

         Biographical Information.

         David A. Melman, age 56, had been a non-executive director of the Company from 1984 through 1995. Mr. Melman was Executive Vice President and General Counsel of XCL Ltd. and member of its Board of Directors form December 1983 through December 1997. He held senior management positions with an oil and gas venture capital partnership sponsored by Citibank, N.A. from 1981 to 1983 and with Energy Assets International Corporation between 1979 and 1981. His professional experience includes the practice of law with Burke and Burke between 1969 and 1971 and of accountancy with Coopers & Lybrand from 1966 to 1968.

     Mr. Melman hods a B.S. degree in Economics from Queens College of the City University of New York, a J.D. degree from Brooklyn Law School, and L.L.M. Taxation degree from New York University Graduate School of Law.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth certain information regarding all compensation of the Company's Chief Executive Officer and the other remaining executive officer of the Company for the fiscal year ended December 31, 2000. (None of the named executive officers listed received any long term compensation, such as proceeds from stock option exercise, proceeds from the sale of Stock Appreciation Rights (SARs), Long Term incentive Plan (LTIP) payouts, or stock option grants during the reporting period which were extinguished pursuant to the 1995 Plan of Reorganization).
The company did not offer SAR's or LTIP's to any of its employees.


                                             Summary Compensation Table

                                                                                                    All Other
    Name and Principle Position                     Year      Salary            Bonus             Compensation+
Philip D. Devlin                                    1998      $ 0.00           $ 0.00              $    12,000.00(1)
  (Chief Executive Officer resigned
   effective August 31, 1998)
David A. Melman                                     2000      $ 0.00           $ 0.00                $ 0.00
  (President, Principle Financial and               1999      $ 0.00           $ 0.00                $ 0.00
   Accounting Officer and Secretary)                1998      $ 0.00           $ 0.00                $ 0.00

     (+) Neither of the officers listed in this table is the beneficiary of any stock holding which is restricted other than as promulgated under Rule 144 or 16(b) of the SEC.

     (1)  Consulting fees incidental to reorganization of the new company.

Aggregated Option Exercises in Last Fiscal Year and Year-End Value Table.

         The following table sets forth the year-end number of unexercised options for 1999 and their value for the Company's Chief Executive Officer and the other officer of the Company. No stock options were granted or exercised during 2000 for the person designated below. No options were exercised by any holder for the fiscal year ended December 31, 2000. Pursuant to confirmation of the 1995 Bankruptcy Proceeding Plan of Reorganization, all options were extinguished.


                                                         Number of Securities                         Value of
                                                        Underlying Unexercised                      Unexercised
                                                              Options at                        in the Money Options
                                                          December 31, 2000                      December 31, 2000
                                                   Exercisable       Unexercisable        Exercisable       Unexercisable
Philip D. Devlin                                       -0-                -0-                $ 0.00             $ 0.00
  (Resigned as Chief Executive Officer
   effective 8/31/98)
David A. Melman                                        -0-                -0-                $ 0.00             $ 0.00
  President, Principle Financial and
   Accounting Officer and Secretary

                          COMPENSATION COMMITTEE REPORT

The Compensation Committee was dissolved with the confirmation of the 1994 and 1995 Bankruptcy Proceedings and Plans of Reorganization.

Employment Agreements.

An employment agreement was in effect for Mr. Devlin, former President and CEO, who filed a claim for reimbursement in the 1995 Bankruptcy Proceeding. He subsequently filed an administrative claim against the liquidating Trust established for the Company in the 1995 Bankruptcy Proceeding for a portion of the deferred salary and the employment agreement. The claim was liquidated and shall have no effect on the reorganized Company.

Management Incentive Plan.

In 1990, the Company adopted a Management Incentive Plan that provided for annual incentive compensation awards to all eligible management employees as approved by the Compensation Committee and the Board of Directors. As of December 31, 1998, the Management Incentive Plan had been extinguished pursuant to the 1995 Bankruptcy Proceeding Plan of Reorganization and Court Order confirming such dated February 18, 1997, and there shall be no further claims for such bonuses against the reorganized Company.

Stock Option Plans.

As of December 31, 2000, all options have been extinguished pursuant to the 1995 Bankruptcy Proceeding Plan of Reorganization and Court Order confirming such dated February 18, 1997, and there shall be no further claim for any such options against the reorganized Company.

Section 401(k) Plan.

Pursuant to confirmation of the 1994 Bankruptcy Proceedings Plans of Reorganization, the Company's 401(k) Plan was dissolved, effective June 30, 1995, at which time distributions were made to each participant in the 401(k) Plan. There shall be no further claim for any such 401(k) Plan distributions against the reorganized Company.

Shareholder value Performance Plan.

As of December 31, 2000, the Shareholder Value Performance plan was extinguished pursuant to the 1995 Bankruptcy Proceeding Plan of Reorganization and Court Order confirming such dated February 18 1997, and there shall be no further claims for any such Performance Units against the reorganized Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of Certain Beneficial Owners.

The following table sets forth for the fiscal year ended December 31, 2000, the individuals or entities known to the Company to beneficially own 5% or more of the Company's outstanding shares of voting securities.


                                       Title           Number           Percent
Name Of Beneficial Owner             of Class         Of Shares        Of Class
David A. Melman                       Common        6,194,279(1)          95%

(1)Includes issuance and conversion of 6,500 shares of Series B Convertible Preferred Stock into 6,194,095 shares of New Common Stock and a 1:10 reverse split with respect to 1,840 shares of Common Stock of the Company held prior to the February 18, 1997 Order confirming the 1995 Plan of Reorganization.

(b) Security Ownership of Management.

The following table sets forth information concerning the beneficial ownership of the Company's New Common Stock for the fiscal year ended December 31, 2000 by Mr. Melman, Director, President, Principal Financial and Accounting Officer and Secretary, and constituting all directors and officers as a group.


                                                                            Shares of
                                Shares of                                   Preferred
                              Common Stock             Percent of            Stock-             Percent of
        Name of               Beneficially            Outstanding         Beneficially         Outstanding
Beneficial Owner                Owned(1)              Common Stock            Owned          Preferred Stock
----------------               ----------             ------------           ------          ---------------
David A. Melman               6,194,279(1)                95%                  -0-                0.00%
All directors and               6,194,279                 95%                  -0-                0.00%
officers as a group

(1)Reflects conversion of the 6,500 shares of Series B Convertible Preferred Stock into 6,194,095 shares of New Common Stock and a 1:10 reverse split with respect to 1,840 shares of Common Stock of the Company held prior to February 18, 1997 Order confirming the 1995 Plan of Reorganization.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Each former officer and director (hereinafter sometimes collectively referred to as the "Indemnified Parties") have entered into substantially identical Indemnification Agreements with the Company whereby the Company agrees, under certain circumstances, to indemnify each of the Indemnified Parties to the fullest extent permitted by applicable law against any claims or actions brought against them arising out of their service and activities on behalf of the Company.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) The following documents are filed as a part of this report:
                                                                            Page
     1.  Financial Statement Schedules
          Schedule VIII - Valuation and Qualifying Accounts                  22
          Schedule IX - Short-Term Borrowings                                23
     2. Exhibits required by Item 601 of Regulation S-K
          A list of the exhibits required by item 601 of Regulation S-K and filed of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits.
(b) Reports on Form 8-K.
     No reports on Form 8-K were filed by the Company during the last quarter of the period covered by the report.

                                  SCHEDULE VIII

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
          for the fiscal years ended December 31, 2000, 1999, and 1998


                                               Balance At         Charged to        Charged to                     Balance
                                              Beginning Of        Costs And           Other           Deduc       At End Of
             Classification                      Period            Expenses          Accounts        -tions        Period
             --------------                     --------          ----------         --------        ------       -------
For the year ended December 31,
2000
  Allowance for bad debts                         $ -                $ -               $ -            $ -           $ -
                                                  ====               ====              ====           ====          ===
  Intangible assets accum.                        $ -                $ -               $ -            $ -           $ -
                                                  ====               ====              ====           ====          ===
amortization
For the year ended December 31,
1999
  Allowance for bad debts                         $ -                $ -               $ -            $ -           $ -
                                                  ====               ====              ====           ====          ===
  Intangible assets accum.                        $ -                $ -               $ -            $ -           $ -
                                                  ====               ====              ====           ====          ===
amortization
For the year ended December 31,
1998
  Allowance for bad debts                         $ -                $ -               $ -            $ -           $ -
                                                  ====               ====              ====           ====          ===
  Intangible assets accum.                        $ -                $ -               $ -            $ -           $ -
                                                  ====               ====              ====           ====          ====
amortization

                                   SCHEDULE IX

                 SUNRISE ENERGY SERVICES, INC. AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS
              for the years ended December 31, 2000, 1999 and 1998
                             (Thousands of Dollars)


                                                                            Maximum             Average             Weighted
                                                                             amount             amount               average
                                    Balance at          Weighted          outstanding         outstanding         interest rate
                                      end of             average           during the           during               during
                                      period          interest rate          period           the period           the period
December 31, 2000
 Notes payable to banks                $ -                  -                 $ -                $ -                    -
                                       ====                ===                ====               ====                  ==
December 31,   1999
 Notes payable to  banks               $ -                  -                 $ -                $ -                    -
                                       ====                ===                ====               ====                  ==
December 31, 1998
 Notes payable to banks                $ -                  -                 $ -                $ -                    -
                                       ====                ===                ====               ====                  ===

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

                          SUNRISE ENERGY SERVICES, INC.

April 20, 2001            By:/s/ David A. Melman
                          ---------------------------------------------
                          David A. Melman
                          President, Principle Financial and
                          Accounting Officer, Secretary and
                          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20th Day of March, 2001



April 20, 2001            By:/s/ David A. Melman
                          ---------------------------------------------
                          David A. Melman
                          President, Principle Financial and
                          Accounting Officer, Secretary and
                          Director

                                INDEX TO EXHIBITS



    EXHIBIT
     NUMBER      DESCRIPTION
      *3.1       Certificate of Incorporation of XCL Sunrise, Inc.
      *3.2       By-Laws of Sunrise Energy Services, Inc.
      *3.3       Certificate of Amendment of Certificate of Incorporation of XCL Sunrise, Inc. dated 6/10/92.
      *3.4       Certificate of Amendment of Certificate of Incorporation of XCL Sunrise, Inc. dated 6/15/92.
       3.5       Certificate of Amendment of Certificate of Incorporation of XCL Sunrise, Inc. dated 8/6/97.
      *4.1       Sunrise Energy Services, Inc. Form of Common Stock Certificate of Series A Cumulative
                    Voting Redeemable Preferred Stock.
       4.2       Certificate of Stock Designations - Series A Cumulative Voting Redeemable Preferred Stock.
       4.3       Certificate of Stock Designations - Series B Convertible Preferred Stock and Certificate of
                    Amendment to Articles of  Incorporation  reflecting  one (1)
                    share for ten (10)  share  reverse  split of  Common  Stock, filed 8/6/97.
       19        Information Statement pursuant to Section 14(c) of the Securities Exchange Act.