Form 10KSB
period 2001-12-31
SUNRISE ENERGY SERVICES INC
filed 2004-12-03
CIK 874792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ___________ To __________

Commission File Number 1-11248

SUNRISE ENERGY SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5353 Memorial Drive, Suite 4012
Houston, Texas 77007
(Address of principal executive offices)
(713) 868-5855
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Par Value $1.00 Per Share)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No  [X]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

     The issuer’s revenues for its most recent fiscal year were $-0-.

     As of December 31, 2001 the issuer had 6,520,100 shares of its $1.00 par value common stock issued and outstanding. There was no reported public trading of the issuer’s common stock during the fiscal year and there were no published quotes nor published market price for the common stock at the end of the fiscal year. The aggregate market value of the common stock, the Registrant’s only class of voting stock, held by nonaffiliates was deemed to be $-0-.

     Transitional Small Business Issuer Disclosure Format:   Yes  [   ]  No  [X]

TABLE OF CONTENTS

PART I

		PAGE
ITEM 1.	BUSINESS	3
ITEM 2.	PROPERTIES	4
ITEM 3.	LEGAL PROCEEDINGS	4
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED	5
	STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS	5
	OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7.	FINANCIAL STATEMENTS	7
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	15
	ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL	16
	PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10.	EXECUTIVE COMPENSATION	16
ITEM 11.	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN	17
	BENEFICIAL OWNERS
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	18

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	19
ITEM 14.	CONTROLS AND PROCEDURES	19
	SIGNATURES	20

PART I

ITEM 1    BUSINESS.

General.

     The predecessor to Sunrise Energy Services, Inc. (“SES” or, the “Company”) was originally incorporated under the laws of the State of Colorado in 1984. The Company reincorporated under the laws of the State of Delaware on April 1, 1991. The executive offices of the Company are located at 5353 Memoriam Drive, Suite 4012, Houston, Texas 77007.

     Until the Company filed for bankruptcy in July 1995, it operated its business as a non-regulated merchant of natural gas and natural gas services.

BANKRUPTCY PROCEEDINGS–Plan of Reorganization.

     On July 7, 1995, SES filed a voluntary Chapter 11 Petition in the Bankruptcy Court for the Northern District of Texas and continued to operate its then asset base as debtor-in-possession. On February 18, 1997, a Final Order Confirming Plan of Reorganization (the “Final Order”) was entered by the Bankruptcy Court which, among other things, provided for:

     (i)   the issuance to the Plan Proponent of 6,500 shares of Series B Convertible Preferred Stock upon the payment of $100,000 and the further payment of all legal fees incurred by the Company in connection with the Chapter 11 proceeding;

(ii) the conversion of the Company’s Series A Preferred Stock into 220,000 shares of Common Stock;

     (iii)   a reverse stock split of the Company’s Common Stock with the holders of the Common Stock (including the shares of Common Stock to be issued upon conversion of the Series A Preferred Stock) receiving one (1) share of new common stock (“New Common Stock”) for each ten (10) shares of Common Stock held prior to the reverse split;

     (iv)   the conversion of the series B Convertible Preferred Stock into that number of shares of New Common Stock which would give the holder thereof 95% of the shares of New Common Stock outstanding taking into account the shares of Common Stock to be issued upon conversion of the Series A Preferred Stock.

     On September 17, 1997, the Company received notice from counsel that all conditions to completion of the Chapter 11 proceeding as set forth in the SES Plan of Reorganization and the Final Order had been fulfilled, thereby establishing the SES Plan of Reorganization as “final and non-appealable.” SES, in compliance with the Final Order, then issued 6,500 shares of Series B Convertible Preferred Stock to the Plan Proponent. By letter dated September 23, 1997 the Plan Proponent tendered the Series B Convertible Preferred Stock to the Company, requesting conversion into 6,194,095 shares of New Common Stock.

     It is anticipated that the Company will attempt to identify a business entity for acquisition by, or merger with, the Company. There can be no assurance that such activities will be successful.

   Employees.

     At December 31, 2000, the Company had no business operations or any full time employees.

ITEM 2.   PROPERTIES.

     The Company has not conducted any business during the fiscal year ended December 31, 2001 and does not maintain any property as of December 31, 2001.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS.

Market Price for Common Stock.

     Upon giving notice of the bankruptcy filing to the American Stock Exchange (“AMEX”) and the London Stock Exchange, trading of the Common Stock on both exchanges was suspended and the shares subsequently delisted. The shares have not traded elsewhere. As of December 31, 2001, the Company had approximately 1,500 record holders of its shares of Common Stock, including several nominee holders for an undetermined number of beneficial owners.

Dividends on Common Stock.

     The Company did not pay any dividends on its Common Stock for the fiscal year ended December 31, 2001.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS.

Plan of Reorganization.

     On July 7, 1995, SES filed a voluntary Chapter 11 Petition in the Bankruptcy Court for the Northern District of Texas and continued to operate its then asset base as debtor-in-possession. On February 18, 1997, a Final Order Confirming Plan of Reorganization (the “Final Order”) was entered by the Bankruptcy Court which, among other things, provided for:

     (i)   the issuance to the Plan Proponent of 6,500 shares of Series B Convertible Preferred Stock upon the payment of $100,000 and the further payment of all legal fees incurred by the Company in connection with the Chapter 11 proceeding;

(ii) the conversion of the Company’s Series A Preferred Stock into 220,000 shares of Common Stock;

     (iii)   a reverse stock split of the Company’s Common Stock with the holders of the Common Stock (including the shares of Common Stock issued upon conversion of the Series A Preferred Stock) receiving one (1) share of new common stock (“New Common Stock”) for each ten (10) shares of Common Stock held prior to the reverse split;

     (iv)   the conversion of the Series B Convertible Preferred Stock into that number of shares of New Common Stock which gives the holder thereof 95% of the shares of New Common Stock outstanding taking into account the shares of Common Stock to ve issued upon conversion of the Series A Preferred Stock.

     On September 17, 1997 the Company received notice form counsel that all conditions to completion of the Chapter 11 proceeding as set forth in the SES Plan of Reorganization and the Final Order had been fulfilled, thereby establishing the SES Plan of Reorganization as “final and non-appealable.” SES, in compliance with the Final Order, then issued 6,500 shares of Series B Convertible Preferred Stock to the Plan Proponent. By letter dated September 23, 1997 the Plan Proponent tendered the Series B Convertible Preferred Stock to the Company, requesting conversion into 6,194,095 shares of New Common Stock, and the shares were issued in 1997.

     It is anticipated that the Company will attempt to identify a business entity for acquisition by, or merger with, the Company. There can be no assurance that such activities will be successful.

     Results of Operations.

     The Company has had no business operations since the sale of its operating subsidiaries in June 1995. For the year ended December 31, 2001, the Company had a net operating loss of approximately $8,199, resulting from expenditures of minimal amounts to maintain the Company’s existence.

     Liquidity and Capital Resources.

     The Company has no cash or other resources or assets. The Company’s President and sole director may advance limited amounts to the Company as required to maintain the Company’s existence, although there is no obligation to do so. While an effort is made to locate an appropriate operating business seeking to combine with a publicly owned “shell” corporation, the Company does not expect to incur material operating expenses.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUNRISE ENERGY SERVICES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

WITH

REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT AUDITORS

The Stockholders
SUNRISE ENERGY SERVICES, INC.

We have audited the accompanying balance sheets of SUNRISE ENERGY SERVICES, INC. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUNRISE ENERGY SERVICES, INC. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, Sunrise Energy Services, Inc. and its operating subsidiaries filed their petitions for protection under Chapter 11 in the United States Bankruptcy Court on July 7, 1996 and November 15, 1994, respectively. Effective July 13, 1995, the operating subsidiaries emerged from bankruptcy and, effective February 18, 1997, Sunrise Energy Services, Inc.‘s plan of reorganization was confirmed. As a result of the bankruptcy, all operating subsidiaries of the Company have been dissolved administratively. Currently, the Company has no operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sutton Frost Cary LLP

November 10, 2004
Arlington, Texas

SUNRISE ENERGY SERVICES, INC.
BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2001	2000
ASSETS
Assets	$ --	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities	$ 8	$ --
Stockholders’ deficit:
Common stock; $1 par value; 10,000,000 shares authorized;
6,520,100 shares issued and outstanding	6,520	6,520
Additional paid-in capital	13,989	13,989
Accumulated deficit	(20,517)	(20,509)

Total stockholders’ deficit	(8)	--

	$ --	$ --

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2001	2000	1999
General and administrative expenses	$ 8	7	6

Net loss	(8)	(7)	(6)

Net loss attributable to common
stockholders	$ (8)	$ (7)	$ (6)

Loss per common share	$ (.0012)	$ (.0010)	$ (.0009)

Weighted average number of common shares
outstanding	6,520	6,520	6,520

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 1998	6,520	$6,520	$13,976	$(20,496)	$ --
Net loss	--	--	--	(6)	(6)
Payment of expenses by
majority stockholder	--	--	6	--	6

Balance, December 31, 1999	6,520	6,520	13,982	(20,502)	--
Net loss	--	--	--	(7)	(7)
Payment of expenses by
majority stockholder	--	--	7	--	7

Balance, December 31, 2000	6,520	6,520	13,989	(20,509)	--
Net loss	--	--	--	(8)	(8)

Balance, December 31, 2001	6,520	$6,520	$13,989	$(20,517)	$(8)

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(8)	$(7)	$(6)
Increase in liabilities	8	--	--

Net cash used by operating
activities	--	(7)	(6)
Cash flows from financing activities -
contribution by majority stockholder	--	7	6

Net change in cash	--	--	--
Beginning cash	--	--	--

Ending cash	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

1 — BACKGROUND AND BANKRUPTCY

On July 7, 1995, Sunrise Energy Services, Inc. (the “Company”) filed a voluntary Chapter 11 Petition in the Bankruptcy Court for the Northern District of Texas and continued to operate its then asset base as debtor-in-possession. On February 18, 1997, a Final Order Confirming Plan of Reorganization (the “Final Order”) was entered by the Bankruptcy Court which, among other things, provided for:

(i) the issuance to the Plan Proponent of 6,500 shares of Series B Convertible Preferred Stock upon the payment of $100,000 and the further payment of all legal fees incurred by the Company in connection with the Chapter 11 proceeding;

(ii) The conversion of the Company’s Series A Preferred Stock into 220,000 shares of Common Stock;

(iii) a reverse stock split of the Company’s Common Stock with the holders of the Common Stock (including the shares of Common Stock to be issued upon conversion of the Series A Preferred Stock) receiving one (1) share of new common stock (“New Common Stock”) for each ten (10) shares of Common Stock held prior to the reverse split;

(iv) the conversion of the series B Convertible Preferred Stock into that number of shares of New Common Stock which would give the holder thereof 95% of the shares of New Common Stock outstanding taking into account the shares of Common Stock to be issued upon conversion of the Series A Preferred Stock.

On September 17, 1997 the Company received notice from counsel that all conditions to completion of the Chapter 11 proceeding as set forth in the Company’s plan of reorganization and the Final Order had been fulfilled, thereby establishing the plan of reorganization as “final and non-appealable”. The Company, in compliance with the Final Order, then issued 6,500 shares of Series B Preferred Stock to the Proponent as identified in the plan of reorganization. By letter dated September 23, 1997 the Proponent tendered the Series B Preferred Stock to the Company, requesting conversion into 6,194,095 shares of New Common Stock bringing the total number of common stock outstanding to 6,520,100 shares. It is anticipated that the Company will attempt to identify a business entity for acquisition by or merger with the Company. There can be no assurance that such activities will be successful.

As a result of the bankruptcy, all operating subsidiaries of the Company have been dissolved administratively.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates used in preparing the accompanying financial statements.

SUNRISE ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
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

LOSS PER COMMON SHARE

Loss per common share amounts are computed based upon the weighted average shares of common stock outstanding during each period.

3 — SUBSEQUENT EVENTS

Effective October 1, 2004, the Company increased its authorized shares of common stock from 10 million shares with a par value of $1.00 per share to 75 million shares with a par value or $0.001 per share and deleted all authorized series of preferred stock, of which no shares were outstanding. All outstanding shares of $1.00 par value common stock were deemed to be automatically converted to an equal number of shares of $0.001 par value common stock.

Effective October 4, 2004, the Company and certain stockholders entered into a Stock Purchase Agreement and Plan of Reorganization (the “Agreement”) with the stockholders of Esko Pivnich (“EP”), an oil and gas production and development company incorporated and operating in the Republic of Ukraine, to acquire all of the outstanding shares of EP. The Company is to issue that number of shares which, when added to the 5 million shares sold to the EP stockholders in connection with this transaction by five of the Company’s foreign institutional stockholders, will result in the Company’s current stockholders retaining, in the aggregate, 9% of the enlarged company, which will then have 17 million shares issued and outstanding. There are a series of conditions precedent to closing of the transaction, including listing of the Company’s shares for trading on OTC “Pink Sheets”.

In conjunction with the signing of the Agreement, EP advanced the Company $35,000 to be used solely to pay outstanding obligations incurred during the years since the Company emerged from bankruptcy, and to pay most costs incurred in bringing the Company in compliance with its reporting obligations under the Securities Exchange Act of 1934, as amended.

Effective November 1, 2004 the Company changed its name to Sunrise Energy Resources, Inc.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no disagreements with the Company’s accountants on matters of accounting and financial disclosure for the fiscal year ended December 31, 2001.

     Delinquent Filers.

     For the fiscal year ended December 31, 2001, there were no delinquent filers pursuant to the requirements of Section 16(a) of the Exchange Act.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Officers of the Company and officers of its wholly-owned subsidiaries served at the pleasure of the Board of directors. No Stockholder Meetings were held during the fiscal year ended December 31, 2001.

NAME	POSITION	DIRECTOR DATES OF SERVICE	OFFICER DATES OF SERVICE
David A. Melman	President, Principal Financial and	09/30/97 to	09/30/97 to
	Accounting Officer, Secretary and	present	present
Director

     Under Delaware law and the Company’s by-laws, incumbent directors have the power to fill any vacancies on the Board of Directors, however occurring, whether by an increase in the number of directors, death, resignation, retirement, disqualification, removal form office or otherwise. Any director elected by the Board to fill a vacancy would hold office for the unexpired term of the director whose place has been filled; except that a director selected by the Board or stockholders would hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until his successor is elected and qualified.

     Biographical Information.

     David A. Melman, age 59, is the President and sole director of the Company. Since May 2000, Mr. Melman has been the Chief Executive Officer and President of XCL Ltd., an oil and gas exploration company headquartered in Lafayette, Louisiana.

     Mr. Melman hods a B.S. degree in Economics from Queens College of the City University of New York, a J.D. degree from Brooklyn Law School, and L.L.M. Taxation degree from New York University Graduate School of Law.

ITEM 10.   EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding all compensation of the Company’s Chief Executive Officer and the only remaining executive officer of the Company for the fiscal year ended December 31, 2001. The Company does not have a 401(k) plan, stock option plan, stock appreciation rights plan, long term incentive plan or any other compensation arrangements.

Summary Compensation Table

Name and Principle Position	Year	Salary	Bonus	All Other Compensation
David A. Melman	2001	$ 0.00	$ 0.00	$ 0.00
(President, Principle Financial and	2000	$ 0.00	$ 0.00	$ 0.00
Accounting Officer and Secretary)	1999	$ 0.00	$ 0.00	$ 0.00

COMPENSATION COMMITTEE REPORT– NONE

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     (a)   Security ownership of Certain Beneficial Owners.

     The following table sets forth for the fiscal year ended December 31, 2001, the individuals or entities known to the Company to beneficially own 5% or more of the Company’s outstanding shares of voting securities.

Name Of Beneficial Owner	Title of Class	Number of Shares		Percent of Class
David A. Melman	Common	301,229	(1)	4.62%
Midland Trust Company, Ltd.	Common	4,512,500	(2)	69.21%

_____________________

(1)	Does not include the shares held by Midland Trust Company, Ltd. for which Mr. Melman holds an irrevokable proxy to vote on certain matters. Mr. Melman disclaims any beneficial ownership of the shares.

(2)

Assigned to Midland Trust Company, Ltd. on September 30, 2001, in repayment of funds advanced in 1996 and 1997 to finance the Company’s Plan of Reorganization. The assignment provides for voting rights to the shares to remain with the assignor until September 30, 2004 under certain conditions.

     (b)   Security Ownership of Management.

     The following table sets forth information concerning the beneficial ownership of the Company’s New Common Stock for the fiscal year ended December 31, 2001 by Mr. Melman, Director, President, Principal Financial and Accounting Officer and Secretary, and constituting all directors and officers as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Outstanding Common Stock	Percent of Outstanding Preferred Stock
David A. Melman	301,229	4.62%	0.00%
All directors and	301,229	4.62%	0.00%
officers as a group

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Each former officer and director (hereinafter sometimes collectively referred to as the “Indemnified Parties”) have entered into substantially identical Indemnification Agreements with the Company whereby the Company agrees, under certain circumstances, to indemnify each of the Indemnified Parties to the fullest extent permitted by applicable law against any claims or actions brought against them arising out of their service and activities on behalf of the Company. No claims for indemnification have been made and the Company knows of no circumstances under which indemnification is likely to be sought from the Company.

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

Exhibit No.	Description and Method of Filing

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the quarter or fiscal year ended December 31, 2001, or through the date of this report.

ITEM 14.   CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of date within 90 days prior to the filing date of this annual reprot (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE ENERGY SERVICES, INC.
Date: November 24, 2004
By: /s/ David A. Melman
David A. Melman
President, Principal Financial Officer
and Principal Accounting Officer,
Secretary and Sole Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 2, 2004
By: /s/ David A. Melman
David A. Melman
President, Principal Financial Officer
and Principal Accounting Officer,
Secretary and Sole Director