Form 10KSB
period 2002-12-31
SUNRISE ENERGY SERVICES INC
filed 2004-12-03
CIK 874792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2002

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

     As of December 31, 2002 the issuer had 6,520,100 shares of its $1.00 par value common stock issued and outstanding. There was no reported public trading of the issuer’s common stock during the fiscal year and there were no published quotes nor published market price for the common stock at the end of the fiscal year. The aggregate market value of the common stock, the Registrant’s only class of voting stock, held by nonaffiliates was deemed to be $-0-.

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

   Employees.

     At December 31, 2002, the Company had no business operations or any full time employees.

ITEM 2.   PROPERTIES.

     The Company has not conducted any business during the fiscal year ended December 31, 2002 and does not maintain any property as of December 31, 2002.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS.

Market Price for Common Stock.

     Upon giving notice of the bankruptcy filing to the American Stock Exchange (“AMEX”) and the London Stock Exchange, trading of the Common Stock on both exchanges was suspended and the shares subsequently delisted. The shares have not traded elsewhere. As of December 31, 2002, the Company had approximately 1,500 record holders of its shares of Common Stock, including several nominee holders for an undetermined number of beneficial owners.

Dividends on Common Stock.

     The Company did not pay any dividends on its Common Stock for the fiscal year ended December 31, 2002.

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

     Results of Operations.

     The Company has had no business operations since the sale of its operating subsidiaries in June 1995. For the year ended December 31, 2002, the Company had a net operating loss of approximately $1,573, resulting from expenditures of minimal amounts to maintain the Company’s existence.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUNRISE ENERGY SERVICES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

WITH

REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT AUDITORS

The Stockholders
SUNRISE ENERGY SERVICES, INC.

We have audited the accompanying balance sheets of SUNRISE ENERGY SERVICES, INC. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUNRISE ENERGY SERVICES, INC. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

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

/s/ Sutton Frost Cary LLP

November 10, 2004
Arlington, Texas

SUNRISE ENERGY SERVICES, INC.
BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Assets	$ --	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities	$ 10	$ 8
Stockholders’ deficit:
Common stock; $1 par value; 10,000,000 shares authorized;
6,520,100 shares issued and outstanding	6,520	6,520
Additional paid-in capital	13,989	13,989
Accumulated deficit	(20,519)	(20,517)

Total stockholders’ deficit	(10)	(8)

	$ --	$ --

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
General and administrative expenses	$ 2	8	7

Net loss	(2)	(8)	(7)

Net loss attributable to common
stockholders	$ (2)	$ (8)	$ (7)

Loss per common share	$(.0003)	$(.0012)	$(.0010)

Weighted average number of common shares
outstanding	6,520	6,520	6,520

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 1999	6,520	$6,520	$13,982	$(20,502)	$ --
Net loss	--	--	--	(7)	(7)
Payment of expenses by
majority stockholder	--	--	7	--	7

Balance, December 31, 2000	6,520	6,520	13,989	(20,509)	--
Net loss	--	--	--	(8)	(8)

Balance, December 31, 2001	6,520	6,520	13,989	(20,517)	--
Net loss	--	--	--	(2)	(2)

Balance, December 31, 2002	6,520	$6,520	$13,989	$(20,519)	$(10)

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(2)	$(8)	$(7)
Increase in liabilities	2	8	--

Net cash used by operating
activities	--	--	(7)
Cash flows from financing activities -
contribution by majority stockholder	--	--	7

Net change in cash	--	--	--
Beginning cash	--	--	--

Ending cash	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

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

(ii) the conversion of the Company's Series A Preferred Stock into 220,000 shares of Common Stock;

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

Effective November 1, 2004 the Company changed its name to Sunrise Energy Resources, Inc.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no disagreements with the Company’s accountants on matters of accounting and financial disclosure for the fiscal year ended December 31, 2002.

     Delinquent Filers.

     For the fiscal year ended December 31, 2002, there were no delinquent filers pursuant to the requirements of Section 16(a) of the Exchange Act.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Officers of the Company and officers of its wholly-owned subsidiaries served at the pleasure of the Board of directors. No Stockholder Meetings were held during the fiscal year ended December 31, 2002.

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

     Biographical Information.

     David A. Melman, age 60, is the President and sole director of the Company. Since May 2000, Mr. Melman has been the Chief Executive Officer and President of XCL Ltd., an oil and gas exploration company headquartered in Lafayette, Louisiana.

     Mr. Melman hods a B.S. degree in Economics from Queens College of the City University of New York, a J.D. degree from Brooklyn Law School, and L.L.M. Taxation degree from New York University Graduate School of Law.

ITEM 10.   EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding all compensation of the Company’s Chief Executive Officer and the only remaining executive officer of the Company for the fiscal year ended December 31, 2002. The Company does not have a 401(k) plan, stock option plan, stock appreciation rights plan, long term incentive plan or any other compensation arrangements.

Summary Compensation Table

Name and Principle Position	Year	Salary	Bonus	All Other Compensation
David A. Melman	2002	$ 0.00	$ 0.00	$ 0.00
(President, Principle Financial and	2001	$ 0.00	$ 0.00	$ 0.00
Accounting Officer and Secretary)	2000	$ 0.00	$ 0.00	$ 0.00

COMPENSATION COMMITTEE REPORT– NONE

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     (a)   Security ownership of Certain Beneficial Owners.

     The following table sets forth for the fiscal year ended December 31, 2002, the individuals or entities known to the Company to beneficially own 5% or more of the Company’s outstanding shares of voting securities.

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

     (b)   Security Ownership of Management.

     The following table sets forth information concerning the beneficial ownership of the Company’s New Common Stock for the fiscal year ended December 31, 2002 by Mr. Melman, Director, President, Principal Financial and Accounting Officer and Secretary, and constituting all directors and officers as a group.

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

     The Company filed no reports on Form 8-K during the quarter or fiscal year ended December 31, 2002, or through the date of this report.

ITEM 14.   CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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