Form 10QSB
period 2004-03-31
SUNRISE ENERGY SERVICES INC
filed 2004-12-03
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended March 31, 2004

[ ]	TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11248

SUNRISE ENERGY SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5353 Memorial Drive, Suite 4012
Houston, Texas 77007
(Address of principal executive offices)
(713) 868-5855
(Issuer’s telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]   No  [X]

     As of March 31, 2004 the issuer had 6,520,100 shares of its $1.00 par value common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE ENERGY SERVICES, INC.
BALANCE SHEET
(In thousands, except share data)
(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Assets	$ --	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities	$ 19	$ 17

Stockholders’ deficit:
Common stock; $1 par value; 10,000,000 shares authorized;
6,520,100 shares issued and outstanding
	6,520	6,520
Additional paid-in capital	13,989	13,989
Accumulated deficit	(20,528)	(20,526)

Total stockholders’ deficit	(19)	(17)

	$ --	$ --

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands, except share data)
(unaudited)

	2004	2003
General and administrative expenses	$ 2	$ --

Net loss	(2)	--

Net loss attributable to common stockholders	$ (2)	$ --

Loss per common share	$(.0003)	$ --

Weighted average number of common shares
outstanding	6,520	6,520

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2002	6,520	$6,520	$13,989	$(20,519)	$(10)
Net loss	--	--	--	(7)	(7)

Balance, December 31, 2003	6,520	6,520	13,989	(20,526)	(17)
Net loss	--	--	--	(2)	(2)

Balance, March 31, 2004	6,520	$6,520	$13,989	$(20,528)	$(19)

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$ (2)	$ --
Increase in liabilities	2	--

Net cash used by operating activities	--	--
Net change in cash	--	--
Beginning cash	--	--

Ending cash	$ --	$ --

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
NOTES TO STATEMENTS
(unaudited)

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

3 — SUBSEQUENT EVENTS

Effective October 1, 2004, the Company increased its authorized capital from 10 million shares of common stock with a par value of $1.00 per share to 75 million shares of common stock, par value of $0.001 per share and 2,500,000 shares of preferred stock, $0.001 par value. All outstanding shares of $1.00 par value common stock were deemed to be automatically converted to an equal number of shares of $0.001 par value common stock. There were no outstanding shares of preferred stock.

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

Effective November 1, 2004 the Company changed its name to Sunrise Energy Resources, Inc.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The predecessor to Sunrise Energy Services, Inc. (“SES” or, the “Company”) was originally incorporated under the laws of the State of Colorado in 1984. The Company re-incorporated under the laws of the State of Delaware on April 1, 1991. As described in footnote 1 above, the Company filed a voluntary Chapter 11 Petition in Bankruptcy Court in 1995 and emerged from bankruptcy in 1997. Upon reorganization, the Company was, essentially, a publicly owned corporation without assets or liabilities.

     The Company’s business plan is to identify an operating business entity for acquisition by, or merger with, the Company. There can be no assurance that such activities will be successful.

     Results of Operations.

     The Company has had no business operations since the sale of its operating subsidiaries in June 1995. For the three months ended March 31, 2004, the Company had a net operating loss of approximately $11,000, resulting from expenditures of minimal amounts to maintain the Company’s existence.

     Liquidity and Capital Resources.

     The Company has no cash or other resources or assets, and no liabilities. The Company’s President and sole director has in the past, and may continue to, advance limited amounts to the Company as required to maintain the Company’s existence, although there is no obligation to do so. While an effort is made to locate an appropriate operating business seeking to combine with a publicly owned “shell” corporation, the Company does not expect to incur material operating expenses.

ITEM 3. CONTROLS AND PROCEDURES

     a.   Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who is also the principal accounting officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

     b.   .. Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.  Change in Securities.

     None

Item 3.   Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 5.   Other Information

     There is no information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

     (a)   The following exhibits are filed with this report:

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE ENERGY SERVICES, INC.
Date: December 2, 2004
By: /s/ David A. Melman
David A. Melman
President, Principal Financial Officer
and Principal Accounting Officer,
Secretary and Sole Director