Form 10QSB
period 2004-06-30
SUNRISE ENERGY SERVICES INC
filed 2004-12-03
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended June 30, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]   No  [X]

     As of June 30, 2004 the issuer had 6,520,100 shares of its $1.00 par value common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE ENERGY SERVICES, INC.
BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash	$ 2	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued liabilities	$ 13	$ 17
Advance payable to stockholder	10	--

Total liabilities	23	17
Stockholders’ deficit:
Common stock; $1 par value; 10,000,000 shares authorized;
6,520,100 shares issued and outstanding	6,520	6,520
Additional paid-in capital	13,989	13,989
Accumulated deficit	(20,530)	(20,526)

Total stockholders’ deficit	(21)	(17)

	$ 2	$ --

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands, except share data)
(unaudited)

	2004	2003
General and administrative expenses	$ (2)	$ --

Net loss	(2)	--

Net loss attributable to common stockholders	$ (2)	$ --

Loss per common share	$(.0003)	$ --

Weighted average number of common shares
outstanding	6,520	6,520

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands, except share data)
(unaudited)

	2004	2003
General and administrative expenses	$ (4)	$ --

Net loss	(4)	--

Net loss attributable to common stockholders	$ (4)	$ --

Loss per common share	$(.0006)	$ --

Weighted average number of common shares
outstanding	6,520	6,520

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2002	6,520	$6,520	$13,989	$(20,519)	$(10)
Net loss	--	--	--	(7)	(7)

Balance, December 31, 2003	6,520	6,520	13,989	(20,526)	(17)
Net loss	--	--	--	(4)	(4)

Balance, June 30, 2004	6,520	$6,520	$13,989	$(20,530)	$(21)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$ (4)	$ --
Decrease in accrued liabilities	(4)	--
Advance from stockholder	10	--

Net cash used by operating activities	2	--
Net change in cash	2	--
Beginning cash	--	--

Ending cash	$ 2	$ --

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

SUNRISE ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

9

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

     Results of Operations.

     The Company has had no business operations since the sale of its operating subsidiaries in June 1995. For the six months ended June 30, 2004, the Company had a net operating loss of approximately $11,000, resulting from expenditures of minimal amounts to maintain the Company’s existence.

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

     None

Item 3.   Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

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

     (b)   Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE ENERGY SERVICES, INC.
Date: December 2, 2004
By: /s/ David A. Melman
David A. Melman
President, Principal Financial Officer
and Principal Accounting Officer,
Secretary and Sole Director