Form 10QSB
period 2004-09-30
SUNRISE ENERGY SERVICES INC
filed 2004-12-03
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended September 30, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]   No  [X]

     As of November 8, 2004 the issuer had 6,520,100 shares of its $0.001 par value common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE ENERGY SERVICES, INC.
BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash	$ 2	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued liabilities	$ 18	$ 17
Advance payable to stockholder	12	--

Total liabilities	30	17
Stockholders’ Deficit:
Common stock; $1 par value; 10,000,000 shares authorized;
6,520,100 shares issued and outstanding	6,520	6,520
Additional paid-in capital	13,989	13,989
Accumulated deficit	(20,537)	(20,526)

Total stockholders’ deficit	(28)	(17)

	$ 2	$ --

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands, except share data)
(unaudited)

	2004	2003
General and administrative expenses	$ (7)	$ --

Net loss	(7)	--

Net loss attributable to common stockholders	$ (7)	$ --

Loss per common share	$ (.001)	$ --

Weighted average number of common shares
outstanding	6,520	6,520

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands, except share data)
(unaudited)

	2004	2003
General and administrative expenses	$ (11)	$ --

Net loss	(11)	--

Net loss attributable to common stockholders	$ (11)	$ --

Loss per common share	$(.0016)	$ --

Weighted average number of common shares
outstanding	6,520	6,520

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2002	6,520	$6,520	$13,989	$(20,519)	$(10)
Net loss	--	--	--	(7)	(7)

Balance, December 31, 2003	6,520	6,520	13,989	(20,526)	(17)
Net loss	--	--	--	(11)	(11)

Balance, September 30, 2004	6,520	$6,520	$13,989	$(20,537)	$(28)

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$ (11)	$ --
Increase in accrued liabilities	1	--
Advance from stockholder	12	--

Net cash used by operating activities	2	--
Net change in cash	2	--
Beginning cash	--	--

Ending cash	$ 2	$ --

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY SERVICES, INC.
NOTES TO STATEMENTS
(unaudited)

1 — BACKGROUND AND BANKRUPTCY

On July 7, 1995, Sunrise Energy Services, Inc. (the “Company”) filed a voluntary Chapter 11 Petition in the Bankruptcy Court for the Northern District of Texas and continued to operate its then asset base as debtor-in-possession. On February 18, 1997, a Final Order Confirming Plan of Reorganization (the “Final Order”) was entered by the Bankruptcy Court.

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

     Results of Operations.

     The Company has had no business operations since the sale of its operating subsidiaries in June 1995. For the nine months ended September 30, 2004, the Company had a net operating loss of approximately $11,000, resulting from expenditures of minimal amounts to maintain the Company’s existence, and legal fees incurred in connection with amending the Certificate of Incorporation and other matters.

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

     Subsequent to the end of the quarter, the Company and certain stockholders entered into an agreement under which the stockholders will sell shares and the Company will issue additional shares to the present stockholders of Esko Pivnich, a corporation organized under the laws of Ukraine (“EP”). Upon closing of the agreement, the Company will acquire all outstanding equity ownership of EP. Affiliates of EP advanced cash to the Company upon signing the agreement, and the Company agreed to use the cash solely to pay outstanding obligations incurred during the years since the Company emerged from bankruptcy, and to pay most costs incurred in bringing the Company current with its reporting obligations under the Securities Exchange Act of 1934, as amended.

ITEM 3.   CONTROLS AND PROCEDURES

     a.   Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who is also the principal accounting officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c)) and 15d-14(c)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

     b.   Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.  Change in Securities.

     By amendment and restatement of the Company’s Certificate of Incorporation filed with the state of Delaware and effective October 1, 2004, the Company increased its authorized capital from 10 million shares of common stock with a par value of $1.00 per share to 75 million shares of common stock, par value of $0.001 per share and 2,500,000 shares of preferred stock, $0.001 par value. All outstanding shares of $1.00 par value common stock were deemed to be automatically converted to an equal number of shares of $0.001 par value common stock. There were no outstanding shares of preferred stock.

Item 3.   Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2004, except that by the unanimous written consent of holders of 6,194,095 outstanding shares of common stock, the Company adopted its Amended and Restated Certificate of Incorporation.

     Upon written consent of holders of 6,194,095 shares, the Amended and Restated Certificate of Incorporation was amended to change the name of the Company to “Sunrise Energy Holdings, Inc.”

Item 5.   Other Information

     On October 4, 2004, the Company and certain stockholders entered into a Stock Purchase Agreement and Plan of Reorganization, dated October 4, 2004 (“Agreement”) with the stockholders of Esko Pivnich, an oil and gas production and development company incorporated and operating in the Republic of Ukraine, to acquire all the outstanding shares of Esko Pivnich. The Company is to issue that number of shares which, when added to the 5 million shares sold to the Esko Pivnich stockholders in connection with this transaction by five of the Company’s foreign institutional stockholders, will result in the Company ‘s current stockholders retaining, in the aggregate, a nine percent (9%) in the enlarged Company, which would then have 17 million shares issued and outstanding. There are a series of conditions precedent to closing of the transaction, including listing of the Company’s shares for trading on OTC “Pink Sheets.”

     The Company has engaged Computershare Investor Services, LLC of Golden, Colorado to act as Registrar and transfer agent for the Company’s common stock.

Item 6. Exhibits and Reports on Form 8-K

     (a)   The following exhibits are filed with this report:

3(i).1	Amended and Restated Certificate of Incorporation.

3(i).2	Amendment to Amended and Restated Certificate of Incorporation.

3(ii)	Bylaws of Sunrise Energy Resources, Inc.

10.1	Stock Purchase Agreement and Plan of Reorganization, dated October 4, 2004.

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE ENERGY SERVICES, INC.
Date: December 2, 2004
By: /s/ David A. Melman
David A. Melman
President, Principal Financial Officer
and Principal Accounting Officer,
Secretary and Sole Director