Form 10KSB
period 2004-12-31
SUNRISE ENERGY RESOURCES INC
filed 2005-04-06
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2004

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11248

SUNRISE ENERGY SERVICES, INC.
(Name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

551 Fifth Avenue, Suite 601
New York, New York	10017
(Address of principal executive office)	(Zip Code)
5353 Memorial Drive, Suite 4012
Houston, TX 77007
(Former name or address, if changed since last report)

Registrant’s telephone number, including area code: (212) 973-0063

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was unknown as of April 5, 2005, as there was no public trading market for Registrant’s common stock and no reported bid or asked on such date. As of April 5, 2005, the Registrant had 17,000,000 shares of common stock issued and outstanding, or committed for issuance, of which, issuance of 10,479,900 shares is subject to the closing of the transaction to acquire Registrant’s operating subsidiary.

SUNRISE ENERGY RESOURCES, INC.FORM
10-KSB
TABLE OF CONTENTS

Part I.

Item 1.	Description of Business	3
Item 2.	Description of Properties	13
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	17

Part II.

Part III.

Part IV.

Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	37
Signatures		38
Certifications		42

PART I.

ITEM  1. DESCRIPTION OF BUSINESS

This Annual Report contains forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). All statements, other than statements of historical fact, contained in this report are forward looking statements, including, without limitation, statements regarding the future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of or involving Sunrise or EP. Sunrise Shareholders can identify many of these statements by looking for words such as “believe”, “expects”, “will”, “intends”, “projects”, “anticipates”, “estimates”, “continues” or similar words or the negative thereof. There can be no assurance that the plans, intentions or expectations upon which these forward looking statements are based will occur. Forward looking statements are subject to risks, uncertainties and assumptions, including those discussed elsewhere in this report. Although Sunrise believes that the plans, intentions and expectations represented in such forward looking statements are reasonable, there can be no assurance that such plans, intentions and expectations will prove to be correct. Some of the risks which could affect future results and could cause results to differ materially from those expressed in the forward looking statements contained herein include: risks inherent in the future prices for oil and natural gas, political and regulatory risks, risks inherent in currency exchange rates, risks inherent in the prices for services and government fiscal regimes and the risk that actual results will vary from the results forecasted and such variations may be material.

The information contained in this report, including the information set forth under “Risk Factors”, identifies additional factors that could affect the operating results and performance of Sunrise. We urge you to carefully consider those factors.

The forward looking statements contained herein are expressly qualified in their entirety by this cautionary statement. The forward looking statements included in this Report are made as at the date of this Annual Report and Sunrise undertakes no obligation to publicly update such forward looking statements to reflect new information, subsequent events or otherwise.

As used in this annual report, the terms "we", "us", "our", "Company" and "Sunrise" mean Sunrise Energy Resources, Inc., whereas the term "Group" means Sunrise Energy Resources, Inc. and its consolidated subsidiary, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

COMPANY OVERVIEW

Sunrise Energy Resources, Inc. (“Sunrise” or the “Company”) was incorporated in the State of Delaware on April 1 1991. We are engaged in the development and production of oil and gas properties. Our business activities are primarily conducted in Ukraine and our primary oil and gas property is located in Kharkov Region. Our activities on the property are governed by License number 2489 issued by the Ukrainian State Licensing Agency, on July 2, 2004 for a period of 5 years, which is further subject to the fulfillment of the license agreement investment terms. In addition to the above mentioned license, in 2004 we were granted License Number 2581 and License Number 2507 for the exploration and development of the Rogan and Rakitnyansk sites for a period of 5 years, however, we have not performed any activities on these sites to date. Following the completion of the acquisition of 100% of the Ukrainian oil and gas development and production company Esko Pivnich (“EP”), we will conduct all our operations in Ukraine through this subsidiary. As of March 30, 2005 the only remaining condition to the Closing of the acquisition transaction is Sunrise’s obligation to regain its public trading status, and listing its shares on Over The Counter Pink Sheets Quotation System or NASD’s OTC Bulletin Board quotation system. On or about January 31, 2005, NetWest Securities Corp has filed with the NASD Form 15c-211 and related information on behalf of the Company and will be acting as a market maker for the Company’s securities once the Company has regained its trading status. Once the acquisition transaction is completed and EP becomes a wholly owned subsidiary, the business and operations of EP shall become those of the Company. We expect the transaction to be completed before April 30, 2005. For purposes of this report we therefore assume that the transaction has become effective.

As of December 31, 2004, EP’s estimated total proved reserves were around 7 million barrels of oil (“BBLS”) and around 7.7 billion cubic feet of gas. All of these reserves are located in the Karaikozovsk’s field in Ukraine. The present value of estimated future net reserves before income taxes discounted at 10% per annum based on market prices at the end of 2004, with assumptions held constant throughout the estimated production life of the reserves (“10% Present Value”) was around $19 million. After deducting future taxes at current expected rates the net present value of such reserves is $17 million. The amount of the reserves stated in accordance with the Ukrainian statutory guidelines has been appraised by Ukraine’s State Reserve Committee and the net present value of such reserves has been calculated by EP’s specialists. The amount and valuation of the above reserves have not been restated in accordance with the SEC guidelines and have not been reviewed by an independent internationally recognized petroleum engineering company. Sunrise plans to engage an internationally recognized petroleum engineering company in 2005 to perform an independent valuation and restatement of the reserves in accordance with the above mentioned SEC guidelines for the reserves included in the Karaikozovsk’s and other licenses.

Availability of Reports

Sunrise’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (a) of the Securities Act of 1934 are available from the Securities and Exchange Commission and can be found on the SEC’s website at www.sec.gov.

Strategy

Our business strategy is to expand production of the Karaikozovsk’s property following the completion of workovers on the existing wells. In addition, we plan to drill two other wells on the property to increase production and produce proven recoverable reserves. We intend to conduct a series of geological tests on the new licenses awarded to EP in order to establish the most efficient development scenario. We will increase our reserves, production and cash flow through (a) the acquisition and development of oil and gas properties (b) exploring for new reserves on the existing properties; and (c) optimizing production and value from the existing reserve base.

Drilling Activity

During the fourth quarter of 2004, EP carried out the necessary workovers on the existing Wells #2 and #3 on the Karaikozovsk’s property and began extensive testing of the wells in order to determine the most efficient development method for the reservoir.

Customers

During 2003 EP produced approximately 28 MBBLS of crude. In addition, EP produced 118 MMCF of natural gas during 2003. In 2004, EP did not have any production due to the expiration of its previous development license, which was renewed in early 2005. The produced Oil & Gas were separated and primed to pipeline grade at Kachanozovskiy refinery and sold to end-buyers, which were mostly independent oil & gas traders.

Competition

The oil & gas industry is highly competitive, and our future plans can be adversely affected by competition from larger and more established oil & gas companies. We compete for reserve acquisitions, exploration licenses, concessions and marketing agreements against companies with financial resources that may significantly exceed ours.

As a result of the recent election of Mr. Yuschenko as the new president of Ukraine in December 2004, the Ukrainian government may take broad actions to overhaul the current oil & gas regulations, which could allow the entry into the market of additional oil & gas companies, thus increasing the current competition and changing the business climate. However, these changes would also allow EP to further develop its current properties as well as apply for additional licenses, while using our advantages of operating experience, distribution channels and qualified personnel to further advance our plans.

Government Regulation

Our operations are subject to various levels of governmental controls and regulations in the United States and in Ukraine.  We attempt to comply with all legal requirements in the conduct of our operations and employ business practices that we consider to be prudent under the circumstances in which we operate.  It is not possible for us to separately calculate the costs of compliance with environmental and other governmental regulation as such costs are an integral part of our operations.

In Ukraine legislation affecting the oil and gas industry is under constant review, and may be amended to address industry trends and governmental objectives.  Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations that affect the oil and gas industry, some of which carry substantial penalties for failure to comply.  These laws and regulations can have a significant impact on the industry by increasing the cost of doing business and, consequentially, can adversely affect our profitability.  Inasmuch as new legislation affecting the industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

Regulations Governing Ukrainian Companies

Our operating subsidiary Esko Pivnich was organized in the form of a Closed Joint Stock Company (“CJSC”). Ukrainian CJSC companies are corporate entities with limited liability similar to that awarded to corporations formed under US law. Shareholders of Ukrainian joint stock companies are generally not liable for debts and obligations of the company. In limited liability companies, any transfer of shares by a shareholder to a third party is subject to the pre-emptive right of the other shareholders to acquire such shares at the price offered to a third party.

Under Ukrainian law, a simple majority of voting shares is sufficient to control adoption of most resolutions. Resolutions concerning amendment of the company’s charter, reorganizations (including mergers and/or acquisitions), liquidation, increase in authorized shares, and certain other “significant” transactions require the approval of the shareholders holding two thirds of the outstanding shares.

A Ukrainian limited liability company has no obligation to pay dividends to the holders of common shares. Any dividends paid to the shareholders must be recommended by the board of directors and subsequently approved by a majority vote of shareholders. If approved, dividends may be paid on a quarterly basis.

Regulations Governing Ukrainian Production Sharing Agreements

Production Sharing Agreements (PSA) in Ukraine are made between the State and a particular investor (normally an oil & gas company). According to such PSAs the State assigns to the investor the right to explore and extract mineral resources in the designated subsoil area(s) and to perform the works set forth in the agreement for a specified period of time. In return, the investor undertakes to perform the assigned works at its own cost and risk, with further compensation of the costs and receipt of payment (remuneration) in the form of a portion of the profit production.

The State guarantees to the investor the issuance, in compliance with established procedures, of approvals, quotas, permits (licenses) to use subsoil and carry out business activity associated with the proposed exploration deposits, acts for the provision of mining allocations, documents certifying the right to use the land, as well as other permits related to the use of subsoil, and performance of the works stipulated by the PSA.

Profit production (or “profit interest”) means the portion of the actual production which is shared between the investor and the State, and is defined as the difference between produced production and cost-recovery production, which is defined as portion of the produced production which is transferred to the Company for its ownership as reimbursement of its costs.

Title to all production produced under the agreement remains with the State until such time as the minerals are extracted and have been measured in accordance with the terms of the PSA. Once extracted and measured, the portion allocated to the Company is transferred to the Company and is lawfully owned by the Company.

The Company has the right to freely dispose of the portion of its allocated production pursuant to the terms and conditions set forth in the PSA, which include: to sell in Ukraine, export, exchange, transfer free of charge and perform any other operations with such production. Such production shall not be subject to licensing or quotas during export, or similar restrictions during its sale in the territory of Ukraine.

Taxation in Ukraine

As a Ukrainian resident entity, Esko Pivnich is subject to all applicable Ukrainian taxes, many of which currently impose a significant burden on profits. The most significant Ukrainian taxes and duties affecting Esko Pivnich include:

1.  20% value added tax, applicable only to domestic sale of goods in Ukraine. No value added tax is payable for goods exported to the West from Ukraine and denominated in foreign currency.

2.  25% income tax which includes 6% federal income tax, 17% regional income tax and 2% local income tax;

3.  Withholding tax on dividends payable to Sunrise Energy Resources Inc as the overseas shareholder of Esko Pivnich. The tax must be withheld by Esko Pivnich from any amount distributed to Sunrise Energy Resources Inc. The current rate of withholding tax on dividends payable to corporate foreign shareholders is 15%. However, such dividends are subject to and must be made in accordance with regulations contained in the United States – Ukraine tax treaty which limits the tax on dividends payable to Sunrise to 5% (as long as Sunrise holds more than a 10% interest in Esko Pivnich);

4.  A number of payroll related taxes and duties, such as Statutory Pension Fund, Social Insurance Fund, Unemployment Fund, and Emergency Insurance Fund. The official rates applicable to the respective funds in 2004 and in the nearest future are set out below:

Name	% rate accrued on the total payroll and payable by the Company		% rate accrued on the total payroll and payable by the employee
Statutory Pension Fund	32.0%		2.0%
Social Insurance Fund	2.90%		1.0%
Unemployment Fund	1.90%	.	0.5%
Emergency Insurance Fund	2.62%		0.5%
Personal Income Tax	--		13.0%

Total payable	39.42%		17.0%

5.  Currently, there are three main taxes related to the extraction of oil and gas in Ukraine. Rates and calculation bases undergone certain changes during 2002-2004, the rates effective as of the date of the current report are as follows:

Name	Rate per 1 Bbl accrued on the total produced OIL	Rate per 1 MCF accrued on the total produced GAS
Exploration Tax	$ 7.75	$ 0.16
Mineral Resource Tax	$ 0.53	$ 0.05
Mineral Usage Tax	$ 0.26	$ 0.01

Total	$ 8.54	$ 0.22

The Ukrainian tax system is undergoing a major review. New tax laws, including those applicable to value-added tax and income tax, were introduced and/or reviewed in the last four years. The cost of legal and accounting advice attributable to keeping up with changes in the Ukrainian tax laws has been steadily increasing. Similarly, penalties for violations, even inadvertent ones, have also gradually increased over the above-mentioned period. These and other regulations could affect our profitability and the amounts charged to us on production.

Offices and Employees

Sunrise Energy Resource, Inc. carries its operations in the United States from its headquarters located in New York City at 551 Fifth Avenue, Suite 601, New York, NY 10017. EP’s offices in Ukraine are located at the following address: 13/10 Novokonstantinovskaya Street Kiev, Ukraine. The Group currently has 34 full time employees, the majority of which are located in Ukraine with the remaining personnel located in Sunrise offices in New York.

Risk Factors

The following offers a brief overview of some of the risk factors to be considered in relation to the business of Sunrise, including its related subsidiaries. Specific risk factors to be considered include, but are not limited to, the following:

Risks and Issues Associated with Sunrise

An investment in Sunrise is highly speculative, involves a considerable degree of risk and is suitable only for persons or entities which have very substantial financial means and who can afford to hold their ownership interests for an indefinite period of time. While various oil and gas investment opportunities are abundant, potential investors should consider the risks that pertain to oil and gas development projects in general, and ventures in Ukraine in particular.

Technical Risk

Return on investment is dependent upon successful oil and gas production from EP’s projects. Sunrise may experience a revenue decrease due to overestimation of reserves and oil or gas production profiles or higher capital costs or operating costs. However, the opposite may occur if reserves or production profiles are underestimated or if the costs are less than forecast. Sunrise may also suffer reduced revenues because of product transportation difficulties, or project delays, neither of which are foreseen. The reserve data set forth in this Annual Report, including the Statement of Reserves, is believed to represent only the most reliable estimates currently available. Estimation of reserves is inherently inexact and the accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, judgment, production projections, maintenance and development capital, and other uncertainties inherent in estimating quantities of recoverable oil and gas. Thus, there can be no guarantee that estimates of the quantities of oil and gas disclosed in the Statement of Reserves will be produced.

We calculate the value of the reserves which represents aggregate future net cash flows from anticipated production based on market prices at year-end. The calculation is performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 69, “Disclosures about Oil and Gas producing Activities.” Disclosure of this value and related reserves has been prepared in accordance with SEC Regulation S-X Rule 4-10 and is presented in Note 23 of the Notes to Consolidated Financial Statements.

Market risk

In the event of successful development of additional oil and gas reserves, the marketing of Sunrise’s production of oil and gas from such reserves may be dependent on market fluctuations and the availability of processing and refining facilities and transportation infrastructure, including access to shipping facilities, pipelines and pipeline capacity at economic tariff rates over which Sunrise may have limited or no control. Pipelines may be inadequately maintained and subject to capacity constraints and economic tariff rates may be increased with little or no notice and without taking into account producer concerns. In addition, EP’s ability to export oil and gas may depend on obtaining licenses and quotas, the granting of which may be at the discretion of the relevant regulatory authorities. There may be delays in obtaining such export licenses and quotas leading to the income receivable by Sunrise from the export of oil and gas being adversely affected

We may require significant time to achieve positive cash flow from operations. Until such time we will rely almost exclusively on external equity and debt financing to service our working capital and capital expenditure requirements including but not limited to approximately $4 million that will need to be raised in 2005 to meet the workover costs and new well drilling.

Reliance on strategic relationships

In conducting its business, Sunrise will rely on continuing existing strategic relationships and forming new ones with other entities in the oil and gas industry, such as joint venture parties and certain regulatory and governmental departments. There can be no assurance that its existing relationships will continue to be maintained or that new ones will be successfully formed. Sunrise’s existing assets in Ukraine are subject to agreements with Ukrnafta and the PSA for the Karaikozovsk field.

Well Concentration

The majority of EP’s production comes from its interests in a very small number of oil and gas producing wells. This situation is expected to continue during 2005. Under EP’s development plans for the Karaikozovsk field, well concentration is expected to reduce significantly in 2006 and thereafter. While EP’s production remains concentrated from a relatively small number of wells, the loss or long-term disabling of any one well could have a material adverse affect on Sunrise’s overall production.

Competition

A number of other oil and gas companies operate, and are allowed to bid for exploration and production licenses and other services, in Ukraine and other countries in which Sunrise may operate in the future, thereby providing competition to EP. Larger companies, in particular, may have access to greater resources than Sunrise which may give them a competitive advantage.

Prices for oil and gas

The demand for, and price of, oil and gas is highly dependent on a variety of factors, including international supply and demand, the level of consumer demand, weather conditions, the price and availability of alternative fuels, actions taken by governments and international cartels, and global economic and political developments. International oil prices have fluctuated widely in recent years and may continue to fluctuate significantly in the future. In addition, and although not foreseen, the Ukrainian government may oblige domestic producers to sell oil or gas to the state or domestic purchasers at prices well below international levels for indeterminate periods of time.

Currency Exchange Risk

Domestic sales of oil and gas in Ukraine are made in local currency (Hryvnia) and then converted to US$. The US$: Hryvnia exchange rate may move adversely to affect oil and gas prices. In addition, there can be no assurance that the Ukrainian authorities may not introduce price stabilization mechanisms which adversely affect oil and gas prices in US$ terms for EP. While many of Sunrise’s financial obligations are denominated in United States dollars, a number of foreign currency effects may arise from exchange rate movements. Sunrise does not engage in active speculative hedging to minimize exchange rate risk.

Economic and political risk

Sunrise’s operations are in Ukraine where there may be a number of associated risks over which it will have no, or limited, control. These may include contract renegotiation, contract cancellation, economic, social, or political instability or change, hyperinflation, currency non-convertibility or instability and changes of laws affecting foreign ownership, government participation, taxation, working conditions, rates of exchange, exchange control, exploration licensing and petroleum export licensing and export duties as well as government control over domestic oil and gas pricing.

Legal systems

Ukraine and other jurisdictions in which Sunrise might operate in the future may have less developed legal systems than more established economies which could result in risks such as (i) effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or in an ownership dispute, being more difficult to obtain; (ii) a higher degree of discretion on the part of governmental authorities; (iii) the lack of judicial or administrative guidance on interpreting applicable rules and regulations; (iv) inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; or (v) relative inexperience of the judiciary and courts in such matters. In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to EP’s licenses and agreements for business. These may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. There can be no assurance that joint ventures, licenses, license applications or other legal arrangements will not be adversely affected by the actions of government authorities or others and the effectiveness of and enforcement of such arrangements in these jurisdictions cannot be assured.

Drilling and operating risks

Exploration, development and production activities may be delayed or adversely affected by factors outside the control of Sunrise. These include adverse climatic conditions, the performance of joint venture or farm-in partners on whom EP may be or may become reliant, compliance with governmental requirements, shortage or delays in installing and commissioning plant and equipment or import or customs delays. Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support which result in failure to achieve expected target dates for exploration or production and/or result in a requirement for greater expenditure. Drilling may involve unprofitable efforts, not only with respect to dry holes and non-commercial wells, which are wells that, though yielding some oil or gas, are not sufficiently productive to justify commercial development or cover operating and other costs. Completion of a well does not ensure a profit on the investment or recovery of drilling, completion and operating costs. Substantial operational risks are involved in the drilling for, development of and production from oil and gas fields, including blow-outs, cratering, explosions, pollution, seepage or leaks, fire, earthquake activity, unusual or unexpected geological conditions and other hazards which may delay, or ultimately prevent, the exploitation of such fields or may result in cost overruns or substantial losses to Sunrise due to substantial environmental pollution or damage, personal injury or loss of life, clean up responsibilities, regulatory investigation and penalties or suspension of operations. Such hazards can also severely damage or destroy equipment, surrounding areas or property of third parties. Damage or loss occurring as a result of such risks may give rise to claims against EP and/or Sunrise.

Environmental Regulation

The Government of Ukraine, the Ministry of Natural Resources, and other competent agencies establish special rules, restrictions and standards for enterprises conducting activities affecting the Ukrainian environment. A principle of Ukrainian environmental law is that any environmental damage caused by an unlawful activity (i.e. activity conducted in violation of existing standards and restrictions) must be fully compensated. As far as Sunrise is aware, the operations at the Karaikozovsk field have been conducted by Ukrnafta’s subsidiary companies under the PSA, in compliance with all applicable Ukrainian environmental rules, regulations and legislation. Furthermore, Sunrise is not aware of any claims, demands, proceedings or other actions against Sunrise or EP in respect of environmental matters.

Uninsured Risks

There may be circumstances where Sunrise’s insurance or that of the operator of a field will not cover or be adequate to cover the consequences of certain events or where the Company may become liable for pollution or other operational hazards against which it either cannot insure or may have elected not to have insured on account of high premium costs or otherwise. Moreover, there can be no assurance that Sunrise will be able to maintain adequate insurance in the future at rates the Board of Directors consider reasonable. Thus, Sunrise may become subject to liability for hazards which cannot be insured against or against which it may elect not to be insured because of high premium costs or other commercial reasons. There can be no assurance that Sunrise will be able to obtain insurance at reasonable rates (or at all), or that any coverage it obtains will be adequate and available to cover any such claims.

Dependence on Key Personnel

Sunrise is dependent on the services of certain key executives and personnel for its success. While Sunrise may enter into employment contracts with those persons, the retention of their services cannot be guaranteed. In addition, EP may find it difficult to recruit new executives and employees. The business may suffer if Sunrise fails to attract, hire or retain the necessary personnel or to retain existing employees.

Risks Associated with International Operations

We are subject to risks inherent to international operations, including adverse governmental actions, political risks and expropriation of assets, loss of revenues and the risk of civil unrest or war. Our primary oil and gas properties are located in Ukraine, which until 1990 was part of the Soviet Union. Ukraine retains many of the laws and customs from the former Soviet Union, but has developed and is continuing to develop its own legal, regulatory and financial systems. As the political and regulatory environment changes, we may face uncertainty with respect to the interpretation of our agreements and in the event of dispute, may have limited recourse within the current or future legal and political system.

In accordance with Ukrainian Oil and Gas legislation, properties can be developed and produced only in a form of a Production Sharing Agreements with a division of the Ukrainian state owned company, Ukrnafta. EP develops the Karaikozovsk’s property in accordance and subject to the terms of its PSA with Okhtyrkaneftegaz, which is the local subsidiary of Ukrnafta.

Transferability of our common shares

As of the date of this report our stock is not yet effectively publicly traded on an exchange and is not quoted on any quotation medium.  On or about February 1, 2005 NevWest Securities, a NASD member firm filed Form 15c211 with the NASD to initiate quotation of our post transaction stock on the OTCBB quotation system. There is no certainty that NASD will approve the application of NevWest Securities to publish quotations of our post transaction stock on the OTCBB and there are no expectations as to when such approval may be granted. Until such approval is granted, bid/ask quotes and private transactions involving our stock may not be publicly reported. This significantly restricts the transferability of our common stock.

Control by our Offices and Directors

In the aggregate, our executive officers and directors control approximately 65% of the outstanding shares of our common stock.  These stockholders, acting together, would be able to significantly influence matters requiring stockholder approval.

Unregistered Sales of Equity Securities

Effective upon completion of the transaction described above, Sunrise will issue the remaining 10,479,900 shares of our common stock to the previously controlling shareholder of EP. The sale of the shares will be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the purchaser had full information concerning the business and affairs of the Company and all certificates issued bear appropriate restrictive legends. No underwriter was involved in the transaction.

Amendments to Articles of Incorporation or Bylaws; Change in Name

As described in Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, the Company amended and restated its Certificate of Incorporation effective October 1, 2004. A copy of the Amended and Restated Certificate of Incorporation was filed as an exhibit to the Form 10-QSB.

The Amended and Restated Certificate of Incorporation increased the Company’s authorized Capital from 10,000,000 shares of $1.00 par value common stock to 77,500,000 million shares, par value $0.01, of which up to 2,500,000 shares may be designated as preferred shares, par value $0.001. In addition, the name of the Company was changed from Sunrise Energy Services, Inc. to Sunrise Energy Resources, Inc.

ITEM  2. DESCRIPTION OF PROPERTY

Our facilities consist of offices in New York City and Kiev, Ukraine, as well as some production properties on the territory of Ukraine. Our executive office in New York is located at 551 Fifth Avenue, Suite 601, New York, NY 10017, and consists of office space obtained under a sub-lease arrangement with Thor Capital, LLC. We are in the process of locating a long-term lease to accommodate our offices and personnel in New York.

Company’s offices in Ukraine are located at 13/10 Novokonstantinovskaya Street Kiev, Ukraine (totaling over 3,000 square feet). In addition, the Company’s subsidiary owns two operating wells, oil storage bunkers, workers accommodation huts, motor vehicles and supporting infrastructure and rents oil rigs.

Petroleum industry in Ukraine

Domestic Ukrainian extraction represents 21% – 24% (or 18 billion cu m) of demand for natural gas and 10% — 12% (or 4 million ton) of demand for crude oil. The supply-demand gap is addressed by imports. The imports mainly come from the neighboring Russia as well as from Kazakhstan and Turkmenistan which transship their oil & gas via Russia.

With its extensive network of oil and natural gas pipelines, Ukraine is a key transit state for Russian oil and natural gas exports bound for Europe. The continued increase in oil and natural gas production in Russia and in the Caspian Sea region should enable Ukraine to capture additional transit business from these regions. Ukraine is also looking to capture additional oil transit revenues by constructing the Pivdenny oil terminal and Odessa-Brody pipeline.

At present, Ukraine’s annual demand stands at around 70 billion cubic meters of natural gas and 32-34 million tons of crude oil. Average annual oil and gas extractions amount to 18 billion cubic meters of natural gas and 4 million tons of crude oil. Therefore, Ukraine’s extraction covers around 21-24% of the domestic demand for natural gas and 10-12% of the demand for crude oil. This internal demand stimulates domestic production in an effort to displace imports that primarily come from Russia and Turkmenistan.

There are three petroliferous provinces in Ukraine. They are located in the West (the Carpathian region), in the east (the Dnipro-Donetsk region), and in the south (the Black Sea and the Crimea region). According to various estimates, Ukraine’s hydrocarbon resources amount to approximately 7-8 billion tons of fuel equivalent. Ukraine counts at least 300 potentially economically viable oil and gas fields, of which around 200 have been developed.

Exploration and Producing Licenses

During 2004 the Company received geological and exploration license agreements to develop the Karaikozovsk’s, Rogan and Rakitnyansk fields. Particular information with respect to each of these licenses is listed in the following table:

No.	Date issued	Period	Object	Location	Activities
# 2489	dated 2	Valid for:	Karaikosivsk's	Administrative	geological
	July 2004	5 (five)	field	district: Kharkiv	exploration
		years	Geographical	Administrative	including
			coordinates:	region: Krasnokutsk	commercial and
			Northern	Reference	investigative
			latitude:	location:10 km	mining
			1.50000'50"	south of Krasnokutsk	development of
			2.50002'10"		natural gas,
			3.49057'10"		crude oil
4.49057'00"
Eastern
longitude:
35001'40"
35010'30"
35013'00"
35006'20"
# 2581	dated 18	Valid for:	Rogan Field	Administrative	geological
	October	5 (five)	Geographical	district: Kharkiv	exploration
	2004	years	coordinates:	Administrative	including
			Northern	region: Kharkiv,	commercial and
			latitude:	Chuguev	investigative
			1.49054'50"	Reference	mining
			2.49053'30"	location:2 km west	development of
			3.49051'20"	of Krasnokutsk	natural gas,
			4.49053'30"		crude oil
Eastern
longitude:
36030'40"
36042'10"
36039'50"
36029'00"
# 2507	dated 22	Valid for:	Rakitnyansk	Administrative	geological
	October	5 (five)	Field	district: Kharkiv	exploration
	2004	years	Geographical	Administrative	including
			coordinates:	region: Novodolazk,	commercial and
			Northern	Valkiv	investigative
			latitude:		mining
			1.49054'20"		development of
			2.49052'50"		natural gas,
			3.49051'00"		crude oil
4.49053'10"
Eastern
longitude:
35048'50"
25056'00"
35056'00"
35047'00"

#773076	dated 28	November 5	Type of activity:
Series AA	October	2004 -	Prospecting (exploring) of natural resources
	2004	November 5	Geological support of geo-exploration works
		2009	Drilling of wells for prospecting (exploration) purposes of oil and natural gas
Assembly and disassembly of drilling equipment for purposes of prospecting (exploring) of oil and gas.
Investigative and commercial mining of oil and gas deposits
Cementing of stabilizing columns, major repairs, conservation and plugging of oil and gas wells.
#775113	dated 28	October 28,	Building construction activities
Series AA	October	2004 -
		2004	October 28,
2009
# 867363	dated 10	21 November	Supplying of natural gas on an unregulated fare basis
Series AA	November	2004 20
		2004	November 2009

The following amounts of investments are required in accordance with the terms of the main exploration licenses agreements:

	Periods	Amount
Karaikozovsk’s field	2005-2009	$ 4,035,646
Rakitnyansk field	2005-2009	3,747,386
Rogan field	2005-2009	2,780,866

Total		$10,563,898

Overview of Regional Geology

The Company’s most explored and developed reserve is located in the Karaikozovsk’s property. All of Sunrise’s activities in 2003 were concentrated in the first production sharing agreement covering the development and exploration of this filed and the license granted to EP in relation to this property. The Karaikozovsk field is located along the northern border of the Dniepr-Donetsk depression. The uplift was discovered in 1957-1958 and involved structural drilling and mapping of the area. Additional studying of the area continued by conducting geophysical work in 1963 which reflected horizons of Mesozoic, Permian, Upper Carboniferous, and in 1971 – by middle and Lower Carboniferous. Through the detailed seismic investigations conducted in 1972-1973, the uplift was prepared for exploration drilling, which began in 1976. In 1981 Well #2 was tasted on the Serpukhovian deposits (producing horizons S-5, S-5a at depths 4981-5196 m). These tasting resulted in a flow rate of 75 cu.m/day, using 10mm choke. In 1982 the field was registered on the state balance.

The total number of wells drilled in the area included: 12 wildcats and prospecting wells of which two proved commercially viable. The rocks carbonate-terrigenous thickness was uncovered from Quaternary to Lower Carboniferous (Visean stage).

The tectonic breakthrough divides the deposit into two parts: Lyubivskiy and Karaikozovsky.

Proved reserves

The proven reserves reported by the Ukrainian State Reserves Committee were as follows:

Proven reserves by productive layer	Well #2	Well #3			Total
C1 category Producing Horizon	Oil (MBBLS	Dissolved Gas (MMCF)	Oil (MBBLS)	Dissolved Gas (MMCF)	Oil (MBBLS)	Dissolved Gas (MMCF)
C-4	--	--	--	--	--	--
C-4a	--	--	2,752	2,485	2,752	2,485
C-5	1,482	2,240	2,986	2,695	4,468	4,935
C-5a	423	630	--	--	423	630

	1,905	2,870	5,738	5,180	7,643	8,050

Source: Ukrainian State Reserve Committee

The Karaikozovsk’s deposit currently has 2 producing wells internally coded #2 and #3. These wells exhibited the following flow rates:

Well #2

Well #2 had a daily flow rate of around 70 tons of oil per day and 18 thousand tones of natural gas per day tested on 10mm choke.

Well #3

The producing horizon C-5 of Well #3 yielded daily flow rates of 183 tons of oil per day and 47.1 thousand tones of by-product gas per day.

At present, Well #3 flows from the productive layer C4a. After 3 years of operation it will be transferred to productive layer C5. It is envisaged that the condensate layers will be accessed through a new well #21 the location of which will be determined by seismic tests.

ITEM  3. LEGAL PROCEEDINGS

Other than as set forth below, there are no outstanding legal proceedings material to the Company to which Sunrise or any of Sunrise’s assets are subject, nor are there any such proceedings known to be contemplated. Management believes that the resolution of all business matters which would have a material impact on the Company’s financial position or operating results have been recorded.

JSC Ukrneft, Okhtirkaneftegas

In 2003 the Company initiated legal proceedings against JSC Ukrneft, Okhtirkaneftegas, with respect to certain advance payments made by EP in 2002, which totaled $189,306. The payments were made in order to complete certain construction work under the terms of the PSA # 01-SD, dated April 26, 2000 (see: Notes 4 and 7 of the Consolidated Financial Statements). In April 2004 after the conclusion of legal proceedings in courts of first and appellate levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance without further delays. As of February 25, 2005 the balance had not been paid.

Taxes

During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $569,521, which was made in relation to the 2003 and 2002 tax years. The amounts were accrued in the respective consolidated financial statements in full (see: Note 14 of the Consolidated Financial Statements). The Company has filed an appeal against the State Tax Inspection of Podolsk region, Kiev, protesting the above sums. The Company believes it has legal and factual basis upon which to overcome the tax authority’s decision.

We know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or, to the best of our knowledge, any registered or beneficial shareholders are an adverse party or have a material interest adverse to us in a matter concerning Sunrise or our operations.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The only matter submitted to a vote of our security holders during the year ended December 31, 2004, was a proposal for the Amendment and Restatement of the Company’s Certificate of Incorporation, which was approved by a written consent of holders holding a total of more than 90% of the outstanding shares. The Amended and Restated Certificate of Incorporations became effective September 30, 2004.

PART II:

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of the date of this report our stock is not publicly traded on an exchange and is not quoted on any quotation medium.  On or about Febraury 1, 2005 NevWest Securities, a NASD member firm filed Form 15c211 with the NASD to initiate quotation of our post transaction stock on the OTCBB quotation system.

Computershare Trust Company Inc., located at 350 Indiana Street Suite 800 Golden Colorado 80401 (Tel 303-262-0600 Fax 303-262-0700) is the registrar and transfer agent for our common shares.

As of March 31, 2005, we had 17,000,000 shares of common stock outstanding or committed for issuance, and approximately 1,200 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain our future earnings for use in our operations and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. We do not anticipate that cash dividends will be issued in the foreseeable future.

Changes in Securities

Effective upon completion of the acquisition of our operating subsidiary, we will issue 10,479,900 shares to the previously controlling shareholder of EP, in consideration for the transfer to Sunrise of all outstanding stock of EP. The sale and subsequent transfer of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the purchaser had full information concerning the business and affairs of Company and all certificates issued bear appropriate restrictive legends. No underwriter was involved in the transaction.

The Amended and Restated Certificate of Incorporation became effective October 1, 2004 and increased Company’s authorized Capital from 10,000,000 shares of $1.00 par value common stock to 77,500,000 million shares, par value $0.01, of which up to 2,500,000 shares may be designated as preferred shares, par value $0.001. In addition, the name of the Company was changed from Sunrise Energy Services, Inc. to Sunrise Energy Resources, Inc.

ITEM  6. MANAGEMENT DISCUSSION AND ANALYSIS OF PRINCIPAL CONDITIONS AND OPERATIONS

Risk Factors

(SEE ALSO DISCUSSION OFCERTAIN RISK FACTORS IN ITEM 1 OF THIS ANNUAL REPORT)

Much of the information included in this Annual Report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during our search for new and additional business opportunities. Prospective investors should consider carefully the risk factors set out below and elsewhere in this Report.

Exploration and Development Risks

Our success is dependent on finding, developing and producing economic quantities of oil and gas.  Our future drilling operations may not be successful in finding and producing economic reserves.  We are also subject to other operating risks normally associated with the exploration, development and production of oil and gas.  These risks include high pressure or irregularities in geological formations, blowouts, cratering, fires, shortages or delays in obtaining equipment and qualified personnel, equipment failure or accidents, and adverse weather conditions, such as winter snowstorms.  These risks can result in unfavorable events, or they may result in higher costs and operating delays.  We maintain very limited insurance coverage and such coverage may not be effective to fully compensate for these risks.  In many cases, such coverage is either not available or is not cost-effective in light of our operations in Ukraine.

Oil and Gas reserve risks

Proved oil and gas reserves are the estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical production is supported by either actual production or conclusive formation tests. Reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program is based. Proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

Sunrise emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. These estimates were made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. In addition, our reserves are contained in carbonate reservoirs, and there is substantial uncertainty with regard to carbonate reservoirs as compared to sandstone reservoirs.

We are currently in the process of engaging an independent petroleum engineering firm to review our estimates of proved reserves. The value under their review is supposed to represents estimated future net cash flows, and is based on prices at year-end calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 69, “Disclosures about Oil and Gas producing Activities.” Disclosure of this value and related reserves has been prepared in accordance with SEC Regulation S-X Rule 4-10 and is presented in Note 23 of the Notes to Consolidated Financial Statements.

Marketing and oil prices

Our future success is dependent on being able to transport and market our production either within Ukraine or preferably through export to international markets.  Thus, our revenues could be adversely affected by issues which are outside of our control relating to the crude oil transportation infrastructure both within and outside Ukraine. The exportation of oil from Ukraine depends on access to transportation routes, primarily pipeline systems, which can have limited available capacity and are subject to other restrictions.  Pipeline access is the preferred and most cost effective method to sell crude oil production to world export market, and thus the Company is subject to the risk that unless the Company obtains access to pipelines to transfer crude oil out of Ukraine, the price at which the Company sells its crude oil may remain well below world market prices.  We currently do not have a long-term contract for the transportation or sale of our crude oil.  We are producing our oil into the early production facility where it is temporarily stored until it transferred to particular buyers. Our longer-term plans include the shipment of oil by pipeline.  We would expect the implementation of these plans to result in higher realized prices than our current marketing arrangements, but we cannot be assured that we will be successful in implementing these plans.

The prices we have received thus far for the sale of our crude oil are significantly less than the full world market price for crude oil. The Company believes the primary reason we have not received the full world market price is because we have not yet been able to produce crude oil in sufficient quantities to attract customers that supply the world oil markets.  Unless and until such time as we are able to produce crude oil in sufficient quantities to attract such customers the price at which we are able to sell our production may be significantly lower than the full world market price, and the Company will be at a competitive disadvantage compared to other exploration and production companies that receive full world market price for their crude oil.

In addition, prices of oil and gas are subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.  There are currently no economic markets for our natural gas production and our gas reserves have been given no value in the future net cash flow data presented in this Report.

Limited operating history; anticipated losses; uncertainly of future results

The Group has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Group will effectively execute its business plan or manage any growth of the business, or that the Group’s future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the demand for the Group’s products, the level of product and price competition, the Group’s success in setting up and expanding distribution channels, and whether the Group can control costs. Many of these factors are beyond the control of the Group. In addition, the Group’s future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the oil and gas industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation.

Political Risks

The market in Ukraine is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of capital investment in Ukrainian opportunities.

A number of factors, beyond the Group’s control and the effect of which cannot be accurately predicted may affect the marketing of the Group’s operations. These factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on oil and gas production and exports.

Risks Associated with International Markets

The Group transactions have thus far been entirely within Ukraine. However, the future success of the Group will depend in part on its ability to generate sales on international markets. There can be no assurance, however, that the Group will be successful in generating these sales. In addition, these will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country’s legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Group’s foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company’s offerings to the same extent as the laws of the United States. The Group has taken steps to mitigate these risks through profit sharing agreements with domestic Ukrainian companies, but there can be no assurance in the adequacy of these protection measures.

Although not all of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

Competition for qualified individuals is likely to be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Regulation

Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and, consequently, any violation of such act would subject us to material adverse consequences.

Exposure to foreign exchange rate fluctuations

With the majority of our operations being located in Ukraine, the majority of our revenues and expenses are denominated in Ukrainian hrivnas. Some of our revenues in 2005 may also be denominated in Euro and the US dollars. We currently do not and do not plan in the near future to engage in hedging our exposure to changing foreign exchange rates. Any unfavorable changes in the relevant foreign exchange rates may have a material effect on our financials and performance.

Indemnification of Directors, Officers and Others

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys’ fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Delaware law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Delaware law or otherwise, we have been advised that the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Future Dilution

Our statutory documents authorize the issuance of 75,000,000 common shares, each with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our Group will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws or corporate charter. Without any anti-takeover provisions, there is no deterrent for a take-over of the Company, which may result in a change in our management and directors.

Reports to Security Holders

Under the securities laws of Delaware, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the two year period 2003 and 2004.

There is limited or no comparability for revenue and operating expense to the comparable periods in 2003 and 2004, as sales and production were suspended in spring 2003 and were resumed only in January 2005.

Management’s key objectives for 2004 were:

o Conclude new production sharing agreement with the Company’s primarily PSA partner, Okhtirkaneftegas;
o Complete the workovers on Well #2 and Well#3 on the Karaikozovsk’s field;
o Commence the construction of separation units on Well #2 and Well#3 on the Karaikozovsk’s field;
o Obtain operating licenses for Rogan and Rakitnyansk fields;

We believe that these key objectives were achieved in 2004. Our 2005 strategy for Karaikozovsk’s field includes launching Wells #2 and #3 into commercial production, completing construction of the separation units on the wellsites, and commencement of drilling of Well #21. In addition, we will continue the exploration activities on Rogan and Rakitnyansk properties aiming to establish the optimal reservoir development scenarios..

Current Activities

During 2003, our production was limited to Well #2 and Well#3 of Karaikozovsk’s deposit.  The production activities were suspended in spring of 2003 due to the expiration of the original operating license for Karaikozovsk’s property. We have not produced any commercial quantities from Karaikozovsk’s deposit during the balance of 2003 and 2004. Following the issuance of the new license in August 2004, we embarked on an extensive testing and well workover program in order to establish the most optimal development scenario and prepare the wells for commercial production in 2005. The preparatory work included reservoir stimulation as well as partial replacement of casing in order to increase potential flow rates while maintaining the optimal reservoir pressure. The additional perforation and stimulation programs for wells have been completed. The production from Wells #2 and #3 was resumed in January 2005.

Results of Operations

Oil and gas production and revenue

During the year ended December 31, 2003, Esko Pivnich produced 28,368 barrels (“Bbls”) of crude oil and 117,740 thousands of cubic feet (“MCFs”) of natural gas, respectively. The reduction of production in 2003 was caused by scheduled repairs of Well #3 since the beginning of 2003 until the expiration of the license during which period the production was limited to Well #2 of the property.

With the exception of testing flow runs, no commercial volumes were produced from Karaikozovsk’s property during the year ended December 31, 2004 pending the issuance of the new operating license and the conclusion of new production sharing agreement (see above for additional discussion). The crude extracted under the test runs conducted during 2004 amounted to 2.5 Bbls of which approximately 1.585 Bbls remained in the Company’s inventory at year end.

During 2003, in addition to its proprietary production activities, Esko Pivnich engaged in trading operations, purchasing and reselling natural gas produced by Poltava Petroleum Company (Ukraine) in the aggregate volumes of 5,775,000 MCFs.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. During the year ended December 31, 2004, we sold (by physical delivery to the purchaser) 8,782 Bbls of crude oil, kept by the Company in inventory as of December 31, 2003. Average price of crude oil sold in 2004 was approximately $22.42 per Bbl which translated into net revenues of $196,891.

During the year ended December 31, 2003 Esko Pivnich sold its internally produced 19,586 Bbls of crude oil at the average prices of $19.65 per barrel translating into net revenues from sales of internally produced oil of $384,807. Also, in 2003 the Company sold 117,740 MCFs of internally produced gas at average prices of $1.33 per MCF translating into net revenues of $156,231. In addition, in 2003, the Company resold 5,775,000 MCFs of natural gas produced by third parties, at average prices of $1.22 translating into revenues of $7,056,317.

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil and natural gas sales are sold at the pipeline measuring node and are not subject to transportation costs.

Exploration

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During 2004 and 2003 we incurred $26,986 and $227,799, respectively in exploration expenses. The decrease is primarily due to the fact that the new license for Karaikozovsk’s property was issued only in July 2004.

The Company expects significant exploration expense in 2005-2008 due to the new operating licenses obtained in 2005, including licenses for two new fields, Rogan and Rakitnyansk, and significant investment obligations attached to them, based on the concluded license agreement with the Ministry of Resources of Ukraine (see above).

During 2004 and 2003, the Exploration and Resource taxes, levied per barrel of crude oil produced by the Company amounted to $49,216 and $26,557 respectively. For the same periods the exploration and resource taxes levied per thousand of cubic feet of produced gas amounted to $Nil and $15,795 respectively.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements.

Oil and gas production equipment and work over costs contributed the most into the depreciation expense for the year ended December 31, 2004 and 2003 in total amounts of $249,083 and $267,227. The main increase in the depreciation expense in 2004 as compared to 2003 was primarily due to the workover costs capitalized in 2003, which were depreciated over 3 years due to the uncertain timing of receiving the new license.

Sales, general and administrative expenses

Sales, general and administrative expenses in 2004 increased to $126,406 from $87,526 in 2003 mainly due to the increase in legal and professional services rendered to the Company ($27,520 and $8,868, respectively), as well as office rent ($22,851 and $13,217, respectively) as a result of moving into new offices.

Interest income (expense), net

Interest expense, for the years ended December 31, 2004 and 2003, was $51,036 and $76,766, respectively.

Interest expense for the year ended December 31, 2004 related to the credit line facility and short-term loan obtained from AB Clearing House in the amount and interest of $51,036 and 26%.

Interest expense for the year ended December 31, 2003 was related to the credit line facility and short-term loans obtained from Vabank and Misto Bank in the amounts and interest of $74,859 and $1,907, 16% and 20%, respectively.

Proceeds of the loans were used mainly for immediate working capital requirements. In 2004 the LZ Group paid the Company $75,280 in interest related to the period prior to the reassignment of the short term loan from Vabank.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich establishes steady production of oil and gas in Ukraine. As at December 31, 2004 the Company had total current assets of $1,524,288 and total current liabilities of $2,224,054. As at December 31, 2004, the Company had cash balances of $15,082 and a working capital deficit of $699,766.

We are currently discussing various financing options with private investors that include Company shareholders however, no assurance can be provided as to if, when and in what amount such new financing may be received by the Company. Failure to timely receive such financing may cause us to significantly curtail or altogether suspend our capital expenditure program. This may, in turn, have material adverse effect on our production activities.

Cash flow

Cash (used) in / provided by operating activities for the years ended December 31, 2004 and 2003 amounted to $(262,819) and $292,660. Significant cash outflow in 2004, as compared to 2003, was primarily caused by the increase in other accounts receivable and prepayments of $439,482 and decrease in accounts payable of $317,628, in spite of increase in taxes payable and other accounts payable and accruals in amounts of $260,893 and $287,230, respectively. Main operating activities were suspended in 2004 providing no base for operating cashflows comparison with 2003. The negative cashflow from operations was serviced by the increase in short-term loans received in an amount of $489,974.

During 2003, the Company invested in workovers a total amount of $302,043, which was financed by shareholder loans. Significant decrease in capital expenditure in 2004 was caused by the temporary suspension of the production due to the renewal of the production sharing and main operating license agreements.

Cash Requirements

The Group anticipates it will require around $4,000,000 to implement its capital expenditure program for Karaikozovsk’s property including the completion of separators and new well drilling. The Group believes it will be able to raise these funds through equity and debt financing; however, there is no guarantee that such funds will be raised and no certainty as to when such funds may be raised.

Income Taxes, Net Operating Losses and Tax Credits

Currently, the Company is liable for Ukrainian income tax at a rate of 25% of the pre-tax earnings as defined by the Ukrainian income tax law. The taxation system in Ukraine is evolving as the central government transforms itself from a command to a market-oriented economy. Based on current tax law and the United States — Ukraine income tax treaty, the income tax paid in Ukraine will be creditable tax when determining the Company’s US income taxes payable, if any.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements.  The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results.  A complete discussion of our accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements.

Functional and Reporting Currency

The reporting currency of the accompanying consolidated financial statements is the US dollars. Ukrainian entities use Ukrainian Hrivna (UAH) as their functional currency since their most revenues and operating expenses are denominated in Ukrainian Hrivnas. The Ukrainian Hrivna is not a fully convertible currency outside of the territory of the Ukraine. The translation of Hrivna denominated assets and liabilities into US dollars for the purpose of these consolidated financial statements does not indicate that the Company could or will in the future realize or settle in US dollars the translated values of these assets and liabilities.

The prevailing exchange rate at December 31, 2004 was approximately 1 U.S. dollar to 5.3054, Ukrainian Hrivnas, respectively. For the December 31, 2004 and 2003, the average exchange rate for 1U.S. dollar was 5.3064 and 5.333, Ukrainian Hrivnas, respectively.

Principles of Consolidation

The consolidated financial statements incorporate the financial statements of Sunrise Energy Resources Inc. and other enterprises, where the Company, directly or indirectly exercises control. Control is achieved where the Company has the power to govern the financial and operating policies of an investee enterprise so as to obtain benefits from its activities.

All significant intercompany transactions, balances and unrealized gains (losses) on transactions are eliminated on consolidation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon engineering, price and other assumptions used in preparing our annual reserve study.  The above estimates were prepared by the Company and have not been certified by a qualified independent petroleum engineering firm. The Company plans to engage such appropriately qualified engineering firm to certify the estimates of our oil and gas reserves in accordance with applicable engineering standards and in accordance with Securities and Exchange Commission guidelines.  Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented.  Our oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of our assets.

Our oil and gas reserve data and estimated future net cash flows have been prepared assuming we are successful in timely renewal of operating license agreements and negotiating production sharing terms which will allow constant production rates for the expected 10 year period.  In accordance with the effective PSA, the profit sharing rate payable by the Company after the initial investment has been recovered equals 20%. (See above detailed description of the main terms of the standardized production sharing agreements concluded with the State of Ukraine). Also in 2005 the Company expects the completion of construction of own gas separation facilities that will allow significantly reduce the cost of services currently purchased under the production sharing agreement (PSA) from the state-owned entity with which we are a contract partner, Okhtirkaneftegas.

Production sharing agreements are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract.  However, we are not guaranteed the right to a license renewal and production sharing agreements in the future.  If we are not successful in negotiating operating license renewal and a production sharing agreements on acceptable terms, it will materially change our oil and gas reserve data and estimated future net cash flows.

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the Notes to Consolidated Financial Statements.  This accounting method has a pervasive effect on our reported financial position and results of operations.

Revenue Recognition

For revenue from product sales, the Group recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Criterion (1) is met as every delivery is covered by a separate contract and the title passes to the customer only upon customer’s acceptance at point of destination, which is in compliance with criterion (2). Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered and accepted by its customers. In accordance with the Company’s standard contract terms, once delivered and accepted the product cannot be returned and no claims can be presented to the Company. The Company recognizes revenue on gross basis.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This Statement replaces SFAS No. 123 and is effective as of the first interim or annual reporting period that begins after June 15, 2005. The cumulative effect of applying this Statement, if any, is not expected to be material.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS No. 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. The Statement requires that abnormal expenses be recognized in the period in which they were incurred. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 is not expected to effect our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”) to eliminate an exception from fair value measurement in APB Opinion No. 29, for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is not expected to effect our consolidated financial statements.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $592,481 and $487,045 during the years ended December 31, 2004 and December 31, 2003, respectively, and, as of December 31, 2004, the Company’s current liabilities exceeded its current assets by $699,766. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, primarily by the Company’s ability to raise additional funds in equity markets, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence.

o	The Company plans to continue to raise additional capital in the equity markets as significant source of funding the development of the Licenses.

o

Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow. Additional funding requirements may also be necessary before the Company is able to rely solely on the production from the licensed properties for the cash flow of the Company.

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2004 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM  7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, John A. Braden & Co.P.C., of the consolidated financial statements of Sunrise Energy Resources, Inc., and its subsidiary (the “Group”) for the year ended December 31, 2004 is included herein immediately preceding the audited consolidated financial statements for the respective periods.

*Former name of Sunrise Energy Resources, Inc. as filed in information statement on From 14f-1 on January 3, 2005, pursuant to Section 14fc of the Act reporting the Company’s plan to complete the acquisition and modify the control of the Company and the make up of the Board of Directors.

SUNRISE ENERGY RESOURCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, AND 2003

REPORT OF INDEPENDENT AUDITORS

TO THE DIRECTORS AND STOCKHOLDERS OF SUNRISE ENERGY RESOURCES, INC AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Sunrise Energy Resources, Inc. and Subsidiaries (“the Company”) as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Energy Resources, Inc and Subsidiaries at December 31, 2004, and the related consolidated results of their operations and cash flows for the years ended December 31, 2004 and December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $592,481, and $487,045 during the years ended December 31, 2004 and December 31, 2003, respectively, and, as of December 31, 2004, the Company’s current liabilities exceeded its current assets by $699,766. These factors, among others, including the Company’s ability to develop the properties for which the Company has licenses, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John A. Braden & Company, PC

Houston, Texas
February 25, 2005

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 15,082
Accounts receivable (Note 5)	9,352
Accounts receivable - related party (Note 5)	699,292
Other accounts receivable and prepayments (Note 6)	634,746
Other accounts receivable - related party (Note 6)	5,749
Inventories (Note 7)	36,031
Taxes receivable (Note 8)	124,036

Total current assets	1,524,288
NONCURRENT ASSETS
Property, plant and equipment, net (Note 9)	548,734
Long-term financial investments (Note 10)	1,885
Deferred tax asset (Note 11)	17,218

TOTAL ASSETS	$ 2,092,125

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note 12)	$ 230,027
Accounts payable - related party (Note 12)	376,165
Taxes payable (Note 13)	755,784
Short term bank loans (Note 14)	490,067
Other accounts payable and accruals (Note 15)	354,880
Profit interest payable (Note 16)	17,131

Total current liabilities	2,224,054
Long-term payable related party (Note 17)	461,599
Deferred tax liability (Note 11)	--
Commitments and Contingencies (Note 20)	--
STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized,
17,000,000 issued and outstanding (Note 18)	17,000
Additional Paid in Capital	(66,509)
Retained earnings (Accumulated deficit)	(544,019)

Total stockholders’ equity (deficit)	(593,528)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,092,125

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in US Dollars except share amounts)

	For the years ended December 31
	2004	2003
REVENUES
Produced oil & gas	$ 196,891	$ 541,038
Purchased oil & gas	--	7,056,317

	196,891	7,597,355
COST OF SALES	--	(7,035,554)

	196,891	561,801
Operating expenses	(182,870)	(323,699)
Depreciation expense	(256,528)	(274,297)
Other operating expenses	(310,643)	(281,159)
Sales, general and administrative expenses	(126,406)	(87,526)

OPERATING LOSS	(679,556)	(404,880)
OTHER INCOME (EXPENSE)
Interest income (expense), net	29,292	(71,203)
Foreign exchange loss	321	(1,443)
Other income (expense), net	(94)	(1,013)

(LOSS) INCOME BEFORE TAX	(650,037)	(478,539)
INCOME TAX (Note 11)	57,556	(8,506)

NET (LOSS) INCOME AND
COMPREHENSIVE INCOME (LOSS)	$ (592,481)	$ (487,045)

BASIC DILUTED LOSS (EARNINGS) PER SHARE	$ (0.035)	See Note 3
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,000,000	See Note 3

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)

	Common Stock	Retained Earnings Earnings (Accumulated	Additional Paid-in	Total Stockholder’s Equity (Capital
	Shares	Amount	Deficit)	Capital	Deficit)
BALANCE,
DECEMBER 31, 2002	137,700	$ 1,377	$ 535,507	$ --	$ 536,884
Net (loss) for the year	--	--	(487,045)	--	(487,045)

BALANCE,
DECEMBER 31, 2003	137,700	1,377	48,462	--	49,839
Common Stock, $.001 par
value, 75,000,000
authorized, 17,000,000
issued and outstanding
(Note 18)	17,000,000	17,000	--	--	17,000
To give effect to the
acquisition of EP as of
December 31, 2004 (Note 18)	(137,000)	(1,377)	--	--	(1,377)
Pre acquisition (deficit)
of Sunrise Energy Resources Inc.	--	--	--	(66,509)	(66,509)
Net (loss) for the year	--	--	(592,481)	--	(592,481)

BALANCE,
DECEMBER 31, 2004	17,000,000	$ 17,000	$(544,019)	$(66,509)	$(593,528)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the years ended December 31
	2004	2003
CASH USED IN OPERATING ACTIVITIES:
Net (loss) income from continuing operations for the
period	$(592,481)	$ (487,045)
Adjustments to reconcile net loss from continuing
operations to net cash in operating activities:
Depreciation expense	256,528	274,297
Loss on disposal of fixed assets	18,541	50
Provision for doubtful accounts	4,910	3,836
Deferred tax (gain) expense	(57,669)	7,613
Net accrued interest	(5,022)	(5,105)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	251,744	(60,124)
(Increase) decrease in other accounts receivable and
prepayments	(439,482)	22,486
Decrease (increase) in inventories	22,569	(22,120)
Decrease in taxes receivable	47,048	75,593
(Decrease) increase in accounts payable	(317,628)	838,909
Increase in taxes payable	260,893	87,361
Increase (decrease)in other accounts payable and
accruals	287,230	(350,450)
(Decrease) in profit interest payable	--	(92,641)

	(262,819)	292,660
CASH PROVIDED BY FINANCING ACTIVITIES:
Short term loans received	489,974	3,768,066
Cash inflow on the acquisition of Sunrise Energy
Resources Inc. (Note 18)	1,942	--
Short term loans paid	--	(3,768,066)

	491,916	--
CASH USED IN INVESTING ACTIVITY:
Purchase of property, plant and equipment	(163,489)	(302,043)
Preacquisition (deficit) of Sunrise Energy Resources Inc.
(Note 18)	(52,828)	--
Long term investment purchased	--	(1,875)
Effect of exchange rate changes	343	2

INCREASE (DECREASE) IN CASH:	13,123	(11,256)
CASH, at the beginning of the period	1,959	13,215

CASH, at the end of the period	$ 15,082	$ 1,959

INCOME TAX PAID	$ 113	$ 902

INTEREST PAID	$ 51,046	$ 76,940

(1)	Non-cash operating and financing activities Fair value of promissory notes issued in exchange for accounts payable - $442,861 in 2004

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

All of the operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned subsidiary, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich”), a Ukrainian Closed Joint Stock Company (CJSC) established on January 20, 2000 under the laws of Ukraine. The primary business activities of Esko Pivnich are oil and gas exploration, production and distribution in the country of Ukraine.

The current principal activities of Esko Pivnich are conducted in the form of production sharing agreements (PSA), which as of December 31, 2004 included the following:

Operating Entity	Principal Activity	Country of incorporation	Capital Contribution, %	Profit Sharing, %
Esko Pivnich	Marketing and	Ukraine	--	--
ZZZ	distribution of crude
ZZZ	oil and natural gas
PSA # 01-SD dated April	Extraction of crude	Ukraine	100%	60%
26, 2000	oil and natural gas
PSA # 35/970-SD dated	Extraction of crude	Ukraine	80%	80%
August 19, 2004	oil and natural gas

In addition, during the periods presented, the Company purchased and resold oil and gas as a trading company.

Sunrise Energy Resources Inc. is currently registered at the following address: 551 Fifth Avenue, Suite 601, New York, New York 10017. Former office address of the Company was at 5353 Memorial Drive, Suite 4012 Houston, Texas 77007.

Esko Pivnich is registered at the following address: 10a Rileeva St., Kiev, Ukraine.

The principal operating office of the Company is situated at: 13/10 Novokonstantinovskaya St., Kiev, Ukraine.

The number of employees of the Company at December 31, 2004 and 2003 was 20 and 19, respectively.

2.  PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation – These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going concern — The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $592,481 and $487,045 during the years ended December 31, 2004 and December 31, 2003, respectively, and, as of December 31, 2004, the Company’s current liabilities exceeded its current assets by $699,766. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, primarily by the Company’s ability to raise additional funds in equity markets, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence.

o	The Company plans to continue to raise additional capital in the equity markets as significant source of funding the development of the Licenses.

o

Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow. Additional funding requirements may also be necessary before the Company is able to rely solely on the production from the licensed properties for the cash flow of the Company.

Use of Estimates and Assumptions – The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Due to the inherent uncertainty in making those estimates, actual results reported in future periods could differ from such estimates.

Functional and Reporting Currency – The reporting currency of the accompanying consolidated financial statements is the US dollars. Ukrainian entities use Ukrainian Hrivna (UAH) as their functional currency since their most revenues and operating expenses are denominated in Ukrainian Hrivnas. The Ukrainian Hrivna is not a fully convertible currency outside of the territory of the Ukraine. The translation of Hrivna denominated assets and liabilities into US dollars for the purpose of these consolidated financial statements does not indicate that the Company could or will in the future realize or settle in US dollars the translated values of these assets and liabilities.

The prevailing exchange rates at December 31, 2004 was approximately 1 U.S. dollar to 5.3054 Ukrainian Hrivnas. For the December 31, 2004 and 2003, the average exchange rate for 1U.S. dollar was 5.3064 and 5.333, Ukrainian Hrivnas, respectively.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation – The consolidated financial statements incorporate the financial statements of Sunrise Energy Resources Inc. and other enterprises, where the Company, directly or indirectly exercises control. Control is achieved where the Company has the power to govern the financial and operating policies of an investee enterprise so as to obtain benefits from its activities. All significant intercompany transactions, balances and unrealized gains (losses) on transactions are eliminated on consolidation.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue Recognition – For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Criterion (1) is met as every delivery is covered by a separate contract and the title passes to the customer only upon customer’s acceptance at point of destination, which is in compliance with criterion (2). Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered and accepted by its customers. In accordance with the Company’s standard contract terms, once delivered and accepted the product cannot be returned and no claims can be presented to the Company. The Company recognizes revenue on gross basis.

Property, Plant and Equipment – Oil and gas properties are accounted for using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when a well is determined to be non-productive. Other exploratory expenditures, including geological and geophysical costs are expensed as incurred. Depreciation, depletion and amortization of capitalized costs of oil and gas properties is calculated using the unit-of-production method based upon proved reserves for the cost of property acquisitions and proved developed reserves for exploration and development costs. As of the date of these consolidated financial statements no such costs were incurred.

Production and related overhead costs are expensed as incurred. Depreciation of assets not directly associated with oil production and certain workover costs on properties subject to time limited licenses has been calculated on a straight-line basis over the economic lives of such assets, estimated to be in the following ranges:

Oil and Gas Facilities	3 years
Improvements and
Workover Costs
Office Improvements	4 - 5 years
Computer Equipment	3 years

The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in the income statement.

Leasing – Leases are classified as finance leases whenever the terms of the lease transfer substantially all the risk and rewards of ownership to the lessee. All other leases are classified as operating leases.

There were no assets held under financial leases. Operating leases are expensed in the period in which they are incurred.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost comprises direct cost of extracted oil and gas, its transportation and handling physically in the pipelines or storages prior to the delivery for sale. Inventory also includes various supplies and spare parts.

Cost is calculated using weighted average method. Net realizable value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

Accounts Receivable – Accounts receivable are stated at their net realizable value after deducting provisions for uncollectible amounts.

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2004 consisted mainly of the UAH and USD denominated current accounts.

Loans and Other Borrowings – All loans and borrowings are recorded at the proceeds received, net of direct issue costs.

Borrowing Costs – Borrowing costs are recognized as an expense in the period in which they are incurred.

Trade and Other Payables – Liabilities for trade and other amounts payable are stated at their nominal value.

Value added tax on purchases and sales – Value added taxes (VAT) related to sales is payable to tax authorities upon collection of receivables from customers. VAT on purchases is offset against VAT collected from sales. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date, (VAT deferred) is recognized in the balance sheet on a gross basis and disclosed separately as a current asset and liability. Where provision has been made against debtors deemed to be uncollectible bad debt expense is recorded for the gross amount of the debtor, including VAT. The related VAT deferred liability is maintained until the debtor is settled or until the debtor is written off for statutory accounting purposes.

Income Taxes – Income tax has been computed based on the results for the year as adjusted for items that are non-assessable or non-tax deductible.

The Company has adopted Financial Accounting Standards No. 109 (“SFAS 109”), under which the deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of taxable profit. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its tax assets and liabilities on a net basis.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred tax is calculated at rates that are expected to apply to the period when the asset is realized or the liability is settled. It is charged or credited to the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Fair value of Financial Instruments — The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.

Earnings (Loss) per Share – Earnings (loss) per share are computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share are calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

Because the reverse merger was effective December 31, 2004 the 2004 earnings (loss) per share is calculated as if the total shares as of the end of the year were outstanding during the entire year. Prior period earnings (loss) per share are not presented.

Comprehensive Income — Statement of SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Foreign exchange measurement gains and losses of the Company are not significant and are reflected in the net income and loss.

Retirement Benefit Costs – The operating divisions of the Company situated in Ukraine contribute to the state pension, medical and social insurance and employment funds on behalf of all its current employees. Any related expenses are recognized in the income statement as incurred.

Segment Reporting – The Company’s business operations are located in Ukraine and relate primarily to marketing and distribution of crude oil and natural gas products. Therefore, business activities are subject to the same risks and returns and addressed in the consolidated financial statements of the Company as one reportable segment.

Reclassifications – Certain reclassifications were done to the 2003 consolidated financial statements in order to present comparative figures in line with 2004 consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

New accounting pronouncements — In December 2003, FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R” or the “Interpretation”). FIN 46R clarifies the application of ARB No. 51, “Financial statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered “special-purpose entities” under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

The Company did not have any transactions within the scope of FIN 46R.

In December 2003, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company believes it is following the guidance of SAB 104.

4.  PRODUCTION SHARING AGREEMENTS

PSA # 01-SD dated April 26, 2000

In August 2000 the Company together with the state owned geological enterprise Poltavaneftegasgeologiya executed a production sharing agreement (“PSA”) to start exploration and development of Karaikozovsk’s field located in Krasnokutsk area of Kharkov region. Under the terms of PSA Poltavaneftegasgeologiya acted as the holder of the main geological and exploration licenses to develop Karaikozovsk’s field and the Company was a major investor, having contributed into the establishment of PSA approximately $596,188.

In November 2000 a subsidiary of JSC Ukrneft, Okhtirkaneftegas, joined the PSA. Okhtirkaneftegas owned two wells in Karaikozovsk area, the operational usage of which were contributed into the PSA. Also, Okhtirkaneftegas was to provide PSA with certain exploration and capital repair services to be paid at external market rates.

In May 2003, due to the expiration of main geological and exploration licenses held by Poltavaneftegasgeologiya, all exploration and development activities on Karaikozovsk’s field were temporarily suspended.

PSA # 35/970-SD dated August 19, 2004

The Company filed an application with the Ukrainian State Committee of Mineral Resources to continue the exploration and development of Karaikozovsk’s field and in July 2004 the Company obtained the main geological and exploration license for the period of 5 years.

In August 2004 the Company together with Okhtirkaneftegas, contributed approximately $1,503 and $376 into the establishment of new PSA to continue exploration and development of Karaikozovsk’s field.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.  ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2004 consisted of the following:

2004
Angronafta	$ 9,352

Total	9,352

CJSC Infox, related party	699,292

Total	$708,644

Accounts receivable as of December 31, 2004 consisted of the accounts receivable from Agronafta and CJSC Infox, related party, in amounts of $9,352 and $699,292, respectively. Account receivable from Agronafta is due for crude oil sold in 2004, whereas the receivable from CJSC Infox, related party, comprised from several crude oil shipments which took place back in 2004, 2003 and 2002. No provision for these accounts was accrued; management of the Company assesses both amounts as recoverable during 2005.

6.  OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepaids as of December 31, 2004 consisted of the following:

2004
Vixen JLM	$ 364,515
Okhtirkaneftegas (Note 20)	189,306
Bukros	46,179
Vector NDI	27,666
KAM	17,904
Bobrovsky K.U	12,063
Chernigovneftegasgeology	11,481
Valmi	5,333
Institut Zemleustroystva	1,271
Vasilenkov O.S	1,093
Dvornichenko V.I	942
Burdeiny T.O	565
OIK TOV	245
Other	765
Less provision for doubtful accounts	(44,582)

Total	$ 634,746

Pari, related party	5,749

Total	$ 640,495

Other accounts receivable and prepayments as at December 31, 2004 comprised mostly of advances paid to Vixen JLM and Okhtirkaneftegas in amounts of $364,515 and $189,306 paid by the Company in 2004 and in 2002, respectively. Advance paid to Vixen JLM relates to well casings to be delivered in the first part of 2005. Amount paid to Okhtirkaneftegas is currently pending litigation (Note 20), though no provision was accrued on it based on the management estimates of the possibility to offset such amount against services to be purchased from Okhtirkaneftegas during 2005.

Other accounts receivables represent prepayments relating to office repairs and office rent, Vector NDI, KAM, Valmi – in amounts of $27,666, $17,904 and $5,333, respectively.

7.  INVENTORIES

Inventories as of December 31, 2004 consisted of the following:

2004
Crude oil - at cost	$36,031

Total	$36,031

Inventories as of December 31, 2004 were represented by the technical crude oil balance produced at the end of December 2004 and valued at full cost of its production. The above balances were liquidated at a discount in the beginning of 2005.

8.  TAXES RECEIVABLE

Taxes receivable as of December 31, 2004 consisted of the following:

2004
VAT receivable	$124,012
Other tax prepaid	24

Total	$124,036

Taxes receivable balance as of December 31, 2004 represented by VAT receivable and other advance tax payments in amounts of $124,012 and $24, respectively. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.  PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment as of December 31, 2004 consisted of the following:

2004
Oil & gas facilities improvements and work	$ 1,043,813
over costs
Office equipment	51,920
Construction in progress	93,421

1,189,154
Accumulated Depreciation	(640,420)

Net Book Value	$ 548,734

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In May 2003 the Company’s operations in Karaikozovsk’s field were temporarily suspended because of the expiration of the operating license (Note 4). In July 2004 a new license agreement was executed and work and production was resumed in December 2004. The related assets have not been reclassified as impaired because the assets are now being used with no loss in value.

10.  LONG-TERM FINANCIAL INVESTMENT

Long-term investment as of December 31, 2004 represented 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

11.  INCOME TAX

The Company’s provision for income tax for the years ended December 31, 2004 is as follows:

2004
Current tax	$ 113
Deferred tax gain	(57,669)

Total income tax (benefit) expense	$(57,556)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the year in the Company’s deferred tax position is as follows:

2004
Net liability at the beginning of the year	$(40,451)
Charged to income for the year	57,669

Net asset at the end of the year	$ 17,218

The tax effect on the major temporary differences that give rise to the deferred tax assets as at December 31, 2004 is presented below:

2004
Temporary differences that give rise to
deferred tax assets
Provision for doubtful receivables	$44,582
Valuation of VAT receivable	8,976
Low value items written off	11,822
Difference in depreciable value of
property, plant and equipment	3,493

Total	68,873

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The deferred tax assets as at December 31, 2004, calculated at effective Ukrainian income tax rate of 25%, is consisted of the following:

2004
Deferred tax assets
Provision for doubtful receivables	$11,146
Valuation of VAT receivable	2,244
Low value items written off	2,956
Difference in depreciable value of
property, plant and equipment	872

Total	17,218

The taxation charge for the year is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

2004
(Loss) before income tax and minority
interest	$(650,037)
Theoretical income tax benefit at
statutory rate of 25%	162,509
Adjustments due to:
Tax effect of (expenses) that are not
deductible in determining taxable profit	(220,065)

Income tax (benefit)	$(57,556)

As of December 31, 2004 the Company had no loss carry forward for Ukrainian statutory income tax purposes.

12.  ACCOUNTS PAYABLE

Accounts payable as of December 31, 2004 consisted of the following:

2004
Okhtirkaneftegas	196,875
Kachanozovsky GPZ	20,995
Other	12,157

$230,027

CJSC Infox, related party	376,165

Total	$606,192

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Third parties accounts payable balances as of December 31, 2004 were comprised mostly of payable to Okhtirkaneftegas and Kachanozovsky GPZ for services in amounts of $196,875 and $20,995, respectively.

The amount payable to the related party, CJSC Infox, in the amount of $376,165 arose in 2003 and 2002 was mostly related to wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

13.  TAXES PAYABLE

Taxes payable as of December 31, 2004 consisted of the following:

2004
VAT	$171,082
Fines and penalties	569,521
Social insurance	1,778
Personal Income Tax	391
Profit Tax	76
Exploration Tax	10,544
Resource Tax	2,392

Total	$755,784

Taxes payable as of December 31, 2004 represent fines and penalties accrued in connection with litigation described in Note 24, and VAT payable in amounts of $569,521 and $171,082, respectively. VAT payable relates mostly to sales made in 2004 and 2003. Based on the current Ukrainian law VAT payable may not be set off against VAT receivable.

14.  SHORT-TERM BANK LOANS

Short-term bank loans as of December 31, 2004 consisted of the following:

	%, currency	2004
	26% Ukrainian
AB Clearing House	Hrivnas	$490,067

Total dated Sept. 17,zz
2004 due April 18, 2005		$490,067

The loan from AB Clearing House outstanding as at December 31, 2004 is secured by the Company’s title to well casings purchased under an agreement dated July 20, 2004.

In February 2003 the Company obtained a short-term loan from Vabank in the total amount of $3,518,534 bearing interest at 16% per annum. In April 2003 the Company, Vabank and LZ Group executed a tri-party reassignment agreement under which the obligation to repay the loan was reassigned to LZ Group for a consideration of $3,518,534, a related party, with no recourse to the Company.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Interest expense for the year ended December 31, 2004 was incurred in respect of the credit line facility and short-term loan obtained from AB Clearing House in the amount of $51,036 which represented the interest rate of 26% per annum.

Interest expense for the year ended December 31, 2003 was paid in relation to the credit line facility and short-term loans obtained from Vabank and Misto Bank in the amount of $74,859 and $1,907 representing the interest rates of 16% and 20%, respectively. Proceeds of the loans were used mainly for immediate working capital requirements. In 2004 the LZ Group paid the Company $75,280 in interest related to the period prior to the reassignment of the short term loan from Vabank.

15.  OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of December 31, 2004 consisted of the following:

		2004
Advances from former shareholders		$ 35,000
	Research
Chernigovneftegasgeology	and Geology	67,670
	Research
Atlantis Techno, LLC	and Geology	47,407
	Prepaid for
Bukros	oil & gas	46,179
	Advance to
Mr. Golovko O.I	Employee	27,425
	Prepaid for
RosAnt	oil & gas	23,749
	Prepaid for
	repair and
Kiirahbud	construction	18,849
	Research
Poltavneftegasgeology	and Geology	17,131
	Advance to
Mrs. Vasilishina T.V	Employee	16,056
	Research
ICR Engineering	and Geology	15,502
	Prepaid for
Naftoimpex	oil & gas	10,178
	Research
State Comitee on Mineral Resources	and Geology	7,869
	Other
Strim TOV	prepayments	5,990
Payroll and other settlements with
employees		5,920
Other		9,955

Total		$354,880

Other accounts payable and accruals as of December 31, 2004 mostly consisted of advances from former shareholders and other non-recurring research and development, geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and constructions services.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.  PROFIT INTEREST PAYABLE

     Profit interest payable as of December 31, 2004 consisted of the following:

2004
Poltavaneftegasgeologiya	$17,131

Total	$17,131

Profit interest payable was accrued and partially paid by the Company in respect to profits earned for 2002 year in accordance with PSA # 01-SD dated April 26, 2000.

17.  LONG-TERM PAYABLE Primarily related party

Long term payable as of December 31, 2004 consisted of the following:

	Issue date	Due not earlier than	2004
Fort Trade	Nov-	Nov- 2009	$442,945
		2005
	Nov-
Astark	2002	Nov - 2005	13,571
	Nov-
Sipay	2002	Nov - 2005	5,083

Total			$461,599

Long-term payable to Astark and Sipay as of December 31, 2004 are represented by promissory notes issued in November 2002 at no interest and payable not earlier than November 5, 2005. Any valuation adjustment due to the lack of interest has not been calculated. Fort Trade is a related party and the Company is not required to recognize any deferred interest on this interest free note.

18.  SHAREHOLDERS’ EQUITY

On or about October 4, 2004 the Company entered into a Stock Purchase Agreement and Plan of Reorganization for the acquisition of Esko Pivnich, the Company’s operating subsidiary. The transaction was entered into by Sunrise Energy Services, Inc., the Company’s predecessor, and EP and its shareholders. Under the terms of the Agreement, the shareholders of Esko Pivnich gained the right to acquire a total of approximately 91% of Sunrise’s shares.

The current consolidated financial statements account for the transaction in accordance with SFAS 141 “Business Combinations” under the “reverse acquisition” treatment, whereby Esko Pivnich is considered to be the actual acquirer, and Sunrise Energy Services Inc., the dormant shell entity or the nominal acquirer. Since no fair market value can be determined for the issuer’s stock, no goodwill is recognized on the reverse acquisition.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net assets of the acquired entity, Sunrise Energy Resources, Inc. (formerly known as Sunrise Energy Services, Inc.) as at December 31, 2004, were as follows:

2004
Cash	$ 1,942
Accounts Payable	(12,157)
Advances from former shareholders	(35,000)
Other accounts payable	(5,671)

100% of Net Assets	$(50,886)

Less cash balances held as at December 31, 2004	(1,942)

Preacquisition deficit	$(52,828)

Cash inflow on reverse acquisition	$ 1,942

No dividends were declared or paid by the Company during the year ended December 31, 2004.

19.  RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of December 31, 2004 see Notes 5, 10 and 12.

Included in the income statement for the years ended December 31, 2004 and 2003, and otherwise not disclosed anywhere in the current consolidated financial statements, are the following transactions with related parties:

	2004	2003
Interest income from Infox	$1,922	$ --

20.  COMMITMENTS AND CONTINGENCIES

Licenses’ commitments – During 2004 the Company received geological and exploration license agreements to develop Karaikozovsk’s, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

	Period	Amount
Rogan field	2005-2009	$ 2,780,866
Rakitnyansk field	2005-2009	3,747,386
Karaikozovsk's field	2005-2009	4,035,646

Total		$10,563,898

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Environmental remediation – Under the laws of Ukraine the Company is obligated to conform to certain environmental remediation obligations related to the oil and gas production activities. This amount can not be estimated but is considered to not be material.

Lease commitments – The Company leases office space and the rent is disclosed in other notes. The Company’s future lease commitments as of December 31, 2004 are as follows:

2004
2005	$42,273

Litigation – The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

JSC Ukrneft, Okhtirkaneftegas – In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, in respect to the advance paid by the Company in 2002 in amount of $189,306 to complete certain capital construction works under the terms of PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after the number of hearings by the courts of different levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay outstanding balance without further delays. As of March 31, 2005 the balance had not been paid.

Taxes – During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $569,521 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full. The Company has filed an appeal against the State Tax Inspection of Podolsk region, Kiev, protesting and the Company believes it will prevail.

Ukrainian Tax and Regulatory Environment – The government of Ukraine continues to reform the business and commercial infrastructure in its transition to a market economy. As a result laws and regulations affecting businesses continue to change rapidly. These changes are characterized by poor drafting, different interpretations and arbitrary application by the authorities. In particular taxes are subject to review and investigation by a number of authorities enabled by law to impose fines and penalties. While the Company believes it has provided adequately for all tax liabilities based on its understanding of the tax legislation, the above facts may create tax risks for the Company.

21.  RISK MANAGEMENT POLICIES

Management of risk is an essential element of the Company’s operations. The main risks inherent to the Company’s operations are those related to credit risk exposures, market movements in foreign exchange rates and in interest rates. A description of the Company’s risk management policies in relation to those risks follows.

Credit risk – The Company is exposed to credit risk which is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company structures the levels of credit risk it undertakes by placing limits on the amount of risk accepted in relation to one customer, or groups of customers. Limits on the level of credit risk by customer are approved quarterly by the Credit Committee.

Sales to major customers were:

	2004	2003
Energia	--	$4,473,288
RosAnt TOV	--	2,583,029
Poligonal	--	192,992
Prominvestgazbud	--	148,751
Infox	--	143,658
Romnaftaproduct	--	29,729
CJSC Ukrnafta	$ 170,037	--
Agronafta	26,854	--

	$ 196,891	$7,571,447

Currency risk – Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates.

The Credit Committee sets limits on the level of exposure by currencies (primarily Ukrainian Hrivna and US Dollar), by entities and in total.

Interest rate risk – Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments.

Currently, the Company management approach to the interest risk limitation is borrowing at fixed rates and for short periods.

22.  CONCENTRATION OF BUSINESS RISK

The Company’s operating activities are limited to Ukraine. Laws and regulations affecting businesses operating in Ukraine are subject to rapid changes and the Company’s assets and operations could be at risk due to negative changes in the political and business environment.

23.  OIL AND GAS DISCLOSURES (UNAUDITED)

The following information is presented in accordance with the Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities (SFAS No. 69).

(A) Costs Incurred in Oil and Gas Exploration and Development Activities. The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2004 and 2003 have been included in cost of sales.

	For the years ended December 31,
	2004	2003
Exploration costs	$26,986	$227,799

Total	$26,986	$227,799

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The above costs were expensed as incurred.

(B) Results of operations from Producing Activities. Results of operations from producing activities for the years ended December 31, 2004 and 2003 are presented below.

	For the years ended December 31,
	2004	2003
Sales of Oil and Gas produced	$ 196,891	$ 541,038
Production expenses (including
depreciation expense)	(412,412)	(370,198)
Exploration costs	(26,986)	(227,799)
Income tax expense	--	(14,239)

Total expenses	(439,398)	(612,236)

Total	$(242,507)	$(71,198)

(C)Estimated Proved Oil and Gas Reserves. The Company’s estimate of its net proved and proved developed oil and gas reserves as at December 31, 2004 is as follows. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e. prices and costs as of the date the estimate is made.

Prices include consideration of changes in the existing prices provided only by contractual arrangement, but not on escalation based on future conditions. Proved developed reserves are reserves that can expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved mechanisms of primary recovery are included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

At December 31, 2004 and 2003 the Company’s proved reserves were as follows:

	Liquids (MBBLS)	Gas (MMCF)
Balance at December 31, 2002	7,869	7,904
Production	(27)	(132)

Balance at December 31, 2003	7,842	7,772
Production	--	--

Balance at December 31, 2004	7,842	7,772

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(D)Standardized measure of Discounted Future Net Cashflows. Future oil and gas sales, production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, in which case, the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract. Thereafter, the current spot price was used. All cash flow amounts net to the Company, including income taxes, are discounted at 10%.

Future income tax expenses are estimated using an estimated combined federal and local income tax rate of 25% in Ukraine was used. Future general and administrative expenses were estimated by the management based on the level of such expenses for similar fields.

Changes in demand for oil and natural gas, inflation and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Company’s proved reserves. Management does not rely upon the information that follows in making investment decisions.

December 31, 2004 (In thousands)
Future oil and gas sales	$ 62,232
Future production cash costs	(12,041)
Future administrative expenses	(3,613)
Future development costs	(3,500)
Future income taxes	(10,407)
Future profit interest payable	(6,244)

Future net cash flows	26,427
Future net cash flows
10% annual discount for estimated
Timing of cash flows	(6,950)
Standardized measure of discounted
future net cash flows

$ 19,477

The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2004 was based on the average gas prices of approximately $2 per MCF and on average liquids prices of approximately $35 per barrel.

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our Board of Directors approved the engagement of Independent Registered Public Accounting Firm - John A. Braden & Company, PC, of Houston, Texas (“John A. Braden & Co., P.C.”) as our independent accountants. The Company Corporation has appointed John A. Braden & Co., P.C.. on November 1, 2004 to audit the Company's financial statements for the year ending December 31, 2004.

John A. Braden & Co., P.C.‘s report on the financial statements of the Company for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except in respect to an explanatory paragraph concerning the Company’s ability to continue as a going concern.

During the most recent fiscal year and any subsequent interim periods preceding the date of this report there were no:

(a) disagreements between the Company and John A. Braden & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of John A. Braden & Co, P.C. would have caused them to make reference to the subject matter of the disagreement or disagreements in their report on the financial statements for such year;

(b) reportable events involving John A. Braden & Co., P.C. that would have required disclosure under Item 304(a)(iv)(A) of Regulation S-B; or

(c) written or oral consultations between the Company and John A. Braden & Co., P.C. regarding either the specific application of accounting principles or the type of audit opinion that might be rendered on the Company 's financial statements that was considered an important factor by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or any matter that was the subject of a disagreement or a reportable event, that would have required disclosure under Item 304 (a)(2) of Regulation S-B.

ITEM 8a. CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of December 31, 2004 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and their consolidated subsidiary is recorded, processed , summarized and reported within the time periods specified by the SEC’ s rules and forms, particularly during the period in which this annual report has been prepared.

The Company’s principal executive officers and principal financial officer have concluded that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls as of the end of the period covered by this report based on such evaluation, and that there was no significant deficiencies or material weaknesses in the Company’s internal controls.

PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS OF COMPANY

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Date elected or appointed
Konstantin Tsirulnikov	CEO, CFO, Sunrise Energy	26	December - 2004
	Resources, Inc.
David A. Melman	Independent Director of	62	1997
	Sunrise Energy Resources Inc
Leon Golden	Independent Director, Sunrise	43	December - 2004
	Energy Resources, Inc.
Abraham Bennun	Independent Director of	33	December - 2004
	Sunrise Energy Resources Inc
Vyacheslav Chuchminov	CEO, Esko Pivnich	46	June - 2002
Taras Burdeniy	CFO, Esko Pivnich	26	June - 2002
Mrs. Raissa Volodarskaya	Chief Accountant	56	April - 2002

Directors and Key Personnel

Mr. Konstantin Tsirulnikov, CEO, CFO of Sunrise Energy Resources (Age 26). Mr. Tsiryulnikov is president of Odessa Consulting (Canada), and has extensive experience in international business relating to the former Soviet Union countries, concentrating in the Oil and Gas industry. Mr. Tsiryulnikov also serves as the manager of international relations for the L.Z. Group (Canada). Mr. Tsiryulnikov holds an International Business Certificate from the Kyiv Financial Institute and a B.S. degree from the University of Toronto.

Mr. Tsiryulnikov is the son of Eduard Tsiryulnikov, Halton Impex Corp.‘s sole shareholder. As provided below, Halton Impex is a privately owned company, which will own 65% of the issued shares of the Company as part of the Transaction.

Mr. David A. Melman, Director of Sunrise Energy Resources and former CEO and CFO. Mr. Melman, age 62, has been President and sole director of the Company since 1997. Since May 2000, Mr. Melman has been the Chief Executive Officer and director of XCL Ltd (OTC Pink Sheets), an oil and gas company headquartered in Lafayette, Louisiana, presently being restructured. Since June 2001, Mr. Melman has served as Chief Executive Officer and director of Republic Resources, Inc. (OTC Pink Sheets), a company engaged in the containment and remediation of contaminated groundwater. Since February 2004, Mr. Melman has been a director of Omni Energy Services, Inc. (Nasdaq), a company providing an array of services to the oil and gas industry. Mr. Melman holds a B.S. degree in economics, and J.D. and LLM law degrees.

Mr. Leon Golden, Independent director of Sunrise Energy Resources (Age 43). Mr. Golden is a certified public accountant with over 17 years of experience. For the past two years, Mr. Golden has had his own CPA practice in New York City, and prior to that he worked as a public accountant for another New York City CPA Firm for fifteen years. Mr. Golden serves on the board of directors of ABDC (OTCBB--ABDV). Mr. Golden holds a B.S. degree in Accounting from Brooklyn College.

Mr. Abraham Bennun, Independent director - of Sunrise Energy Resources Inc. (Age 33). Mr. Bennun has financial and legal background relating to several industries, one of which is the Oil and Gas industry. Earlier this year Mr. Bennun joined Thor Capital Group, Inc. (Moscow Office) and serves as a Senior Vice President of the firm. Prior to joining Thor Capital, Mr. Bennun worked as an associate at Kronish Lieb Weiner & Hellman, LLP (New York). From February 1997 to March 1999, Mr. Bennun worked as an advisor with the Official Receiver, Justice Department of Israel.

Mr. Bennun holds a LLB degree from Cardiff University School of Law (UK), and a LLM degree in Banking, Finance and Corporate Law from Fordham University (N.Y.).

Mr. Chuchminov Vyacheslav, CEO, Esko Pivnich - (Age 46). Mr. Chuchminov has been serving as the Chief Executive Officer of Esko-Pivnich since May 2002. Prior to that, he served in senior management positions of Alchevsk Coking Plant and Communar Coking Plant. Mr. Chuchminov graduated from the Dnepropetrovsk Metallurgy Institute in 1979 with a Master's degree of Chemical Engineer. Mr. Chuchminov brings over 20 years experience of running various Ukrainian enterprises in the commodities sector.

Mr. Taras Burdeniy, CFO, Esko Pivnich — (Age 26). Prior to his nomination as CFO of Esko Pivnich Mr Burdeniy has been serving as the Cost Accountant of the Company since June 2002. Immediately prior to that he graduated from Kiev National Economics University.

Mrs. Raissa Volodarskaya, Chief Accountant, Esko Pivnich - (Age 56). Mrs. Volodarskaya has been serving as the Chief Accountant of Esko-Pivnich since April 2002. Prior to that she worked as the Chief Accounting Officer of Bivex Ltd. Mrs Volodarskay has extensive experience in industrial tax and financial accounting in Ukraine having been worked as Chief Accountant for last 20 years in the number of medium size companies.

Mr. Anatoliy Dyagterev, Operations Director - Esko Pivnich (Age 38). Mr. Dyagterev serves as the Operations Director in Esko Pivnich from June 2002. Prior to than he worked as Chief Engineer, Technical and Productions Director in a number of Ukrainian oil & gas companies, including the subsidiary of Ukrnafta, Poltavagasdobicha. Mr. Dyagterev graduated from Moscow Gubkin Institute of Oil & Gas in 1984 with a Master's degree of Well - drilling Engineer.

Mr. Vladimir Moroz, Chief Engineer, Esko Pivnich (Age 38). Mr. Moroz joined the Company as Chief Engineer of Esko-Pivnich in October 2004. In 2002-2004 he worked as Chief Engineer in the State Emergency Service of Ukraine. Prior to that, in 1995 – 2002 he was the Deputy Director on Science in the NTP “Burovaya Tekhnika” Mr. Moroz graduated from Ivano-Frankovsk Institute of the Oil&Gas in 1992 with a Master’s degree of Well – drilling Engineer. Also, in 2001 he got the Master’s Degree in Poltava Technical University on the Accounting and Audit Department.

Mr. Viktor Dvornichenko, Chief Technologist, Esko Pivnich - (Age 52). Mr. Dvornichenko has been serving as the Chief Technologist of Esko-Pivnich since June 2002. Prior to that, since 1998 he served in Technical and Commercial Director in a number of medium size oil & gas production companies in Ukraine, including ZAO “Ukrainian neftepromislovaya company” and OOO “Ukragroneft”. In 1995-1998 he served as Deputy Manager of the Export-Import department of Ukrnafta. Mr. Dvornichenko graduated from Ivano-Frankovsk Institute of the Oil & Gas in 1978 with a Master's degree of Well - drilling Engineer.

Mr. I.V. Ivanets (Age 46) joined the Company in December 2002 as an Oil & Gas extraction engineer. Prior to that he worked as a geology engineer for Khantymansiyskneftegazgeologiya, a geological survey and drilling contractor in the oil rich Khanty-Mansiysk region of neighbouring Russian Federation.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has a Compensation Committee and an Audit Committee. The Audit Committee currently consists of two directors Leon Golden and David Melman. The Compensation Committee is made up of Mr. Golden and Mr. Bennun.

The purpose of the Compensation Committee is to review the Company’s compensation of its executives, to make determinations relative thereto and to submit recommendations to the board of Directors with respect thereto in order to ensure such officers and directors receive adequate and fair compensation.

During the fiscal year ending 2004, the Audit Committee was responsible for the general oversight of audit, legal compliance and potential conflict of interest matters, including (a) recommending the engagement and termination of the independent public accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services, (c) reviewing adjustments recommended by the independent public accountant and addressing disagreements between the independent public accountants and management, (d) reviewing the adequacy of internal controls and management’s handling of identified material inadequacies and reportable conditions in the internal controls over financial reporting and compliance with laws and regulations, and (e) supervising the internal audit function, which may include approving the selection, compensation and termination of internal auditors.

For the fiscal year ended 2004, the Board of Directors conducted discussions with management and the independent auditor regarding the acceptability and the quality of the accounting principles used in the reports in accordance with Statements on Accounting Standards (SAS) No. 61. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements. The Audit Committee also discussed the other items with the auditors required by SAS No. 61 as amended. In addition, the Board of Directors discussed with the independent auditor the matters in the written disclosures required by Independence Standards Board Standard No. 1.

For the fiscal year ended 2004, the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company’s independent auditor.

Pursuant to the reviews and discussions described above, the Board of Directors recommended that the audited financial statements be included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and 2003 for filing with the Securities and Exchange Commission.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Leon Golden is an “audit committee financial expert”. Members of our Audit Committee are independent under SEC Rule 10A-3.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

Compliance with Section 16(b) of the Exchange Act

Based solely on our review of Forms 3, 4, and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2004 all of our officers, directors, and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM  10. EXECUTIVE COMPENSATION

During 2004, the Company paid subsidiary’s senior management nominal rates which are comparable with the basic salaries in Ukraine. No salaries were paid for the newly nominated management of Sunrise Energy Resources Inc. The Company estimates the fair value of the management compensation for 2004 to be not materially different from these accrued ones:

Name and principal position	Actual salary
Konstantin Tsirulnikov	Nominal subject to review
CEO, CFO of Sunrise Energy Resources Inc
Leon Golden	Nominal subject to review
Independent Director, Sunrise Energy Resources, Inc.
Abraham Bennun	Nominal subject to review
Independent Director, Sunrise Energy Resources, Inc.
David A. Melman	Nominal subject to review
Independent Director of Sunrise Energy Resources Inc
Vyacheslav Chuchminov	$2,717
CEO, Esko Pivnich
Taras Burdeniy	2,337
CFO, Esko Pivnich
Raissa Volodarskaya
Chief Accountant	3,385

Total	$8,439

The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2004.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of March 31, 2005, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The following table sets forth for the fiscal year ended December 31, 2004, the individuals or entities known to the Company to beneficially own 5% or more of the Company’s outstanding shares of voting securities.

Name Of Beneficial Owner	Title of Class	Number of Shares		Percent of Class
Halton Impex Corp.	Common	11,143,223	(1)	65%
627 Lyons Lane,
Oakville,
Ontario L6J 5Z7
Canada
Mr. David A. Melman
5353 Memorial Drive
Suite 4012
Houston Texas 77007	Common	301,229	(2)	1.77%

(1) Includes 10,479,900 shares to be transferred to Halton Impex Corp. under the terms of the Merger Agreement, in consideration of Halton Impex Corp.‘s shares in Esko Pivnich. The sale of the shares will be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the purchasers had full information concerning the business and affairs of Company and all certificates issued bear appropriate restrictive legends. No underwriter is involved in the transaction.

(2) Does not include the shares held by Midland Trust Company, Ltd. for which Mr. Melman held an irrevocable proxy to vote on certain matters. Mr. Melman disclaims any beneficial ownership of such shares.

Security Ownership of Management

The following table sets forth information concerning the beneficial ownership of the Company’s New Common Stock for the fiscal year ended December 31, 2004 by Mr. Konstantin Tsirulnikov, CEO and CFO of the Company, and Mr. Melman, Independent Director.

Name and Address of Beneficial Owner	Amount of Beneficial Interest		Percent of Class
Mr. Konstantin Tsirulnikov	65	.00%(1)	Common stock
Mr David A. Melman	1.77%		Common stock

(1)	Mr. Konstantin Tsirulnikov is the son of Mr. Eduard Tsirulnikov the sole shareholder of Halton Impex Corp.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as discussed below and elsewhere in this Report, there have been no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2004 professional services were mostly rendered for the Company by John Braden and Co., P.C. accounting firm.

Total professional fees incurred by the Company for the years ended December 31, 2004 and 2003 consisted of the following:

	2004 John Braden and Co.	2003 John Braden and Co.
Audit	45,000	-
Audit related	--	-
Tax	--	-
All other fees	--	-

Total	45,000	-

Audit Fees

The Audit Fees for 2004 were for services associated with the consolidated U.S. GAAP audits, and offering memoranda.

Audit-Related Fees

During 2004 and 2003 we have not paid any Audit-Related Fees.

Tax Fees

During 2004 and 2003 we have not paid any Tax-Fees.

All Other Fees

During 2004 and 2003 we have not paid any other fees.

Audit Committee Pre-Approval Policies and Procedures

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of John Braden and Co, P.C. for all audit and non-audit services, including tax services. Our Audit Committee pre-approved the engagement terms and fees of John Braden and Co., P.C. for all services performed for the fiscal years ended December 31, 2004.

PART IV

ITEM  13. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on January 3, 2005, and Schedule 14F-1 filed by the Company on January 6, 2005.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm - John Braden and Co., P.C. for the year ended December 31, 2004

Consolidated Balance Sheet as of December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the years ended December 31, 2004 and 2003

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to the Consolidated Financial Statements for the year ended December 31, 2004

Exhibit Number	Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation of	Filed as an exhibit to the Form 10-QSB
	the Company	for the quarter ended September 30, 204;
is incorporated herein by this reference.
3.2	Bylaws of the Company	Filed as an exhibit to the Form 10-QSB
for the quarter ended September 30, 2004;
is incorporated herein by this reference.
10.1	Shareholders Agreement.	Filed as an exhibit to the Form 10-QSB
for the quarter ended September 30, 2004;
is incorporated herein by this reference.
14	Code of Ethics	Filed Herewith
21.1	List of Subsidiaries	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Energy Resources, Inc. /s/ Konstantin Tsirulnikov Konstantin Tsirulnikov President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title
April 5, 2005	/s/ Konstantin Tsirulnikov	Chairman of the Board of Directors,
	Konstantin Tsirulnikov -	President, CEO, CFO