Form 10QSB
period 2005-03-31
SUNRISE ENERGY RESOURCES INC
filed 2005-05-11
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended March 31, 2005

[ ]	TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11248

SUNRISE ENERGY RESOURCES, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.01 par value	17,000,000
(Class)

     Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

SUNRISE ENERGY RESOURCES, INC.
FORM 10-QSB
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheet - March 31, 2005 and December 31, 2004	3
	Consolidated Statement of Operations and Comprehensive Loss - for the three months ended
	March 31, 2005 and 2004	4
	Consolidated Statement of Changes in Stockholder's Equity (Capital Deficit) - March 31, 2005
	and December 31, 2004	5
	Consolidated Statement of Cash Flows - for the three months ended
	March 31, 2005 and 2004	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	30
SIGNATURES		31

PART I

ITEM 1. FINANCIAL STATEMENTS

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
UNAUDITED

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 61,409	$ 15,082
Accounts receivable (Note 5)	--	9,352
Accounts receivable - related party (Note 5)	689,294	699,292
Other accounts receivable and prepayments (Note 6)	657,956	634,746
Other accounts receivable - related party (Note 6)	--	5,749
Inventories (Note 7)	57,121	36,031
Taxes receivable (Note 8)	122,103	124,036

Total current assets	1,587,883	1,524,288
NONCURRENT ASSETS
Property, plant and equipment, net (Note 9)	634,071	548,734
Long-term financial investments (Note 10)	1,894	1,885
Deferred tax asset (Note 11)	24,812	17,218

TOTAL ASSETS	$ 2,248,660	$ 2,092,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable (Note 12)	$ 376,649	$ 230,027
Accounts payable - related party (Note 12)	440,277	376,165
Taxes payable (Note 13)	837,037	755,784
Short term bank loans (Note 14)	492,350	490,067
Other accounts payable and accruals (Note 15)	308,341	354,880
Profit interest payable (Note 16)	17,211	17,131

Total current liabilities	2,471,865	2,224,054
Long-term payable related party (Note 17)	463,749	461,599
Deferred tax liability (Note 11)	--	--
Commitments and Contingencies (Note 20)	--	--
STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000
authorized, 17,000,000 issued and outstanding (Note 18)	17,000	17,000
Additional Paid in Capital	(66,509)	(66,509)
Retained earnings (Accumulated deficit)	(637,445)	(544,019)

Total stockholders’ equity (deficit)	(686,954)	(593,528)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,248,660	$ 2,092,125

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended March 31
	2005	2004
REVENUES
Produced oil & gas	$ 514,591	$ 165,519
Purchased oil & gas	--	--

	514,591	165,519
COST OF SALES	--	--

	514,591	165,519
Operating expenses	(282,676)	(108,454)
Depreciation expense	(52,349)	(88,082)
Other operating expenses	(973)	(377,398)
Sales, general and administrative expenses	(223,173)	(40,900)

OPERATING LOSS	(44,580)	(449,315)
OTHER INCOME (EXPENSE)
Interest income (expense), net	(31,300)	5,812
Foreign exchange loss	(2,828)	379
Other income (expense), net	(2,266)	--

(LOSS) INCOME BEFORE TAX	(80,974)	(443,124)
INCOME TAX (Note 11)	(12,452)	18,621

NET (LOSS) INCOME AND
COMPREHENSIVE INCOME (LOSS)	$ (93,426)	$(424,503)

BASIC DILUTED LOSS (EARNINGS) PER SHARE	$ (0.005)	See Note	3
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,000,000	See Note	3

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common Stock		Retained Earnings (Accumulated	Additional Paid-in	Total Stockholder’s Equity (Capital
	Shares	Amount	Deficit)	Capital	Deficit)
BALANCE, DECEMBER 31, 2002	137,700	$ 1,377	$ 535,507	$ --	$ 536,884
Net (loss) for the year	--	--	(487,045)	--	(487,045)

BALANCE, DECEMBER 31, 2003	137,700	1,377	48,462	--	49,839
Common Stock, $.001 par value,
75,000,000 authorized, 17,000,000
issued and outstanding (Note 18)	17,000,000	17,000	--	--	17,000
To give effect to the acquisition of
EP as of December 31, 2004 (Note 18)	(137,700)	(1,377)	--	--	(1,377)
Pre acquisition (deficit) of Sunrise
Energy Resources Inc.	--	--	--	$(66,509)	(66,509)
Net (loss) for the year	--	--	(592,481)	--	(592,481)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	(544,019)	(66,509)	(593,528)
Net (loss) for the three months ended	--	--	(93,426)	--	(93,426)

BALANCE, MARCH 31, 2005	17,000,000	$ 17,000	$(637,445)	$(66,509)	$(686,954)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the three months ended March 31
	2005	2004
CASH USED IN OPERATING ACTIVITIES:
Net (loss) income from continuing operations for the period	$(93,426)	$(424,503)
Adjustments to reconcile net loss from continuing
operations to net cash in operating activities:
Depreciation expense	52,349	88,082
Supplier`s fines and penalties accruals	759	75,617
Loss on disposal of fixed assets	4,822	17
Deferred tax (gain) expense	(7,594)	(18,621)
Net accrued interest	31,231	(5,805)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	18,591	55,897
(Increase) decrease in other accounts receivable and
prepayments	(17,461)	62
Decrease (increase) in inventories	(21,090)	58,593
Decrease in taxes receivable	(29,298)	59,530
(Decrease) increase in accounts payable	210,734	(186,444)
Increase in taxes payable	81,253	273,301
Increase (decrease)in other accounts payable and accruals	(46,539)	28,884
(Decrease) in profit interest payable	--	--

	184,331	4,610
CASH PROVIDED BY FINANCING ACTIVITIES:
Short term loans received	--	--
Cash inflow on the reverse acquisition of Sunrise
Energy Resources Inc. (Note 18)	--	--
Short term loans paid	--	--

CASH USED IN INVESTING ACTIVITY:
Purchase of property, plant and equipment	(142,508)	(1,352)
Preacquisition (deficit) of Sunrise Energy
Resources Inc. (Note 18)	--	--
Long term investment purchased	--	--
Effect of exchange rate changes	4,504	15

INCREASE (DECREASE) IN CASH:	46,327	3,273
CASH, at the beginning of the period	15,082	1,959

CASH, at the end of the period	$ 61,409	$ 5,232

INCOME TAX PAID	$(20,186)	$ --

INTEREST (PAID)/RECEIVED	$(31,564)	$ 1,921

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

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

The current principal activities of Esko Pivnich are conducted in the form of production sharing agreements (PSA), which as of December 31, 2004 included the following:

Operating Entity	Principal Activity	Country of incorporation	Capital Contribution, %	Profit Sharing, %
Esko Pivnich	Marketing and	Ukraine	--	--
	distribution of crude
	oil and natural gas
PSA # 01-SD dated	Extraction of crude	Ukraine	100%	60%
April 26, 2000	oil and natural gas
PSA # 35/970-SD	Extraction of crude	Ukraine	80%	80%
dated August 19, 2004	oil and natural gas

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

Going concern — The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $93,426 and $424,503 during the three months ended March 31, 2005 and 2004, respectively, and, as of March 31, 2005 the Company’s current liabilities exceeded its current assets by $883,982. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

The prevailing exchange rates at March 31, 2005 were approximately 1 U.S. dollar to 5.2808 and 5.3293 Ukrainian Hrivnas, respectively. For the March 31, 2005 and 2004, the average exchange rate for 1U.S. dollar was 5.2946 and 5.3301 Ukrainian Hrivnas, respectively.

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

Because the reverse merger was effective December 31, 2004, the 2004 earnings (loss) per share is calculated as if the total shares as of the end of the year were outstanding during the entire year. Prior period earnings (loss) per share are not presented.

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

5.          ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2005 and December 31, 2004 consisted of the following:

	3/31/2005	12/31/2004
Angronafta	--	$ 9,352

Total	--	9,352

CJSC Infox, related party	$689,294	699,292

Total	$689,294	$708,644

Accounts receivable as of March 31, 2005 and December 31, 2004 consisted primarily of the accounts receivable from CJSC Infox, related party, in amounts of $689,294 and $699,292, respectively.

Account receivable from Angronafta as of December 31, 2004 is due for crude oil sold in 2004, whereas the receivable from CJSC Infox, related party, comprised from several crude oil shipments which took place in 2004 and 2003. No provision for these accounts was accrued; management of the Company assesses both amounts as recoverable during 2005.

6.          OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of March 31, 2005 and December 31, 2004 consisted of the following:

	3/31/2005	12/31/2004
Vixen JLM	$ 417,910	$ 364,515
Okhtirkaneftegas (Note 20)	190,187	189,306
Bukros	46,394	46,179
Vector NDI	27,795	27,666
KAM	17,987	17,904
Other	2,265	33,758
Less provision for doubtful accounts	(44,582)	(44,582)

Total	$ 657,956	$ 634,746

Pari, related party	--	5,749

Total	$ 657,956	$ 640,495

Other accounts receivable and prepayments as at March 31, 2005 and December 31, 2004 comprised mostly of advances paid to Vixen JLM and Okhtirkaneftegas in amounts of $417,910 and $190,187 (2004: $364,515 and $189,306), respectively. Advance paid to Vixen JLM relates to well casings to be delivered in the first part of 2005. Amount paid to Okhtirkaneftegas is currently pending litigation (Note 20), though no provision was accrued on it based on the management estimates of the possibility to offset such amount against services to be purchased from Okhtirkaneftegas during 2005.

Other accounts receivables as of March 31, 2005 and December 31, 2004 represent prepayments relating to office repairs and office rent, Vector NDI, KAM, Valmi – in amounts of $27,795, $17,987 and $Nil (2004: $27,666, $17,904 and $5,333), respectively.

7.           INVENTORIES

Inventories as of as of March 31, 2005 and December 31, 2004 consisted of the following:

	3/31/2005	12/31/2004
Crude oil - at cost	$47,798	$36,031
Other consumables and spare parts	9,323	--

Total	$57,121	$36,031

Inventories as of March 31, 2005 were represented by the crude oil balance in amount of 1,764 bbls, and certain spare parts in amount of $9,323, respectively.

Inventories as of December 31, 2004 were represented by the technical crude oil balance produced at the end of December 2004 and valued at full cost of its production. The above balances were liquidated at a discount in the beginning of 2005.

8.          TAXES RECEIVABLE

Taxes receivable as of March 31, 2005 and December 31, 2004 consisted of the following:

	3/31/2005	12/31/2004
VAT receivable	$122,080	$124,012
Other tax prepaid	23	24

Total	$122,103	$124,036

Taxes receivable balance as of March 31, 2005 and December 31, 2004 represented by VAT receivable and other advance tax payments in amounts of $122,080 and $23 (2004: $124,012 and $24), respectively. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.          PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment as of March 31, 2005 and December 31, 2004 consisted of the following:

	3/31/2005	12/31/2004
Oil & gas facilities improvements and work	$ 1,185,644	$ 1,043,813
over costs
Office equipment	52,162	51,920
Construction in progress	93,856	93,421

	1,331,662	1,189,154
Accumulated Depreciation	(697,591)	(640,420)

Net Book Value	$ 634,071	$ 548,734

In May 2003 the Company’s operations in Karaikozovsk’s field were temporarily suspended because of the expiration of the operating license (Note 4). In July 2004 a new license agreement was executed and work and production was resumed in December 2004. The related assets have not been reclassified as impaired because the assets are now being used with no loss in value.

10.          LONG-TERM FINANCIAL INVESTMENT

Long-term investment as of March 31, 2005 and December 31, 2004 represented 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

11.         INCOME TAX

The Company’s provision for income tax for the three months ended March 31, 2005 and year ended December 31, 2004 is as follows:

	3/31/2005	12/31/2004
Current tax	$ 20,046	$ 113
Deferred tax gain	(7,594)	(57,669)

Total income tax (benefit) expense	$ 12,452	$(57,556)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the three months ended March 31, 2005 and year ended December 31, 2004 in the Company’s deferred tax position is as follows:

	3/31/2005	12/31/2004
Net liability at the beginning of the period	$17,218	$(40,451)
Charged to income for the period	7,594	57,669

Net asset at the end of the period	$24,812	$ 17,218

The tax effect on the major temporary differences that give rise to the deferred tax assets as at March 31, 2005 and December 31, 2004 is presented below:

	3/31/2005	12/31/2004
Temporary differences that give rise to
deferred tax assets
Provision for doubtful receivables	$44,789	$44,582
Valuation of VAT receivable	8,836	8,976
Low value items written off	11,223	11,822
Difference in depreciable value of
property, plant and equipment	34,399	3,493

Total	$99,247	$68,873

The deferred tax assets as at March 31, 2005 and December 31, 2004, calculated at effective Ukrainian income tax rate of 25%, is consisted of the following:

	3/31/2005	12/31/2004
Deferred tax assets
Provision for doubtful receivables	$11,197	$11,146
Valuation of VAT receivable	2,209	2,244
Low value items written off	2,806	2,956
Difference in depreciable value of
property, plant and equipment	8,600	872

Total	24,812	17,218

The taxation charge for the year is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	3/31/2005	12/31/2004
(Loss) before income tax and minority
interest	$(61,255)	$(650,037)
Theoretical income tax benefit at
statutory rate of 25%	15,314	162,509
Adjustments due to:
Tax effect of (expenses) that are not
deductible in determining taxable profit	(2,862)	(220,065)

Income tax (benefit)	$ 12,452	$(57,556)

As of March 31, 2005 and December 31, 2004 the Company had no loss carry forward for Ukrainian statutory income tax purposes.

12.         ACCOUNTS PAYABLE

Accounts payable as of March 31, 2005 and December 31, 2004 consisted of the following:

	3/31/2005	12/31/2004
Okhtirkaneftegas	343,399	196,875
Kachanovsky GPZ	21,093	20,995
Other	12,157	12,157

	$376,649	$230,027

CJSC Infox, related party	440,277	376,165

Total	$816,926	$606,192

Third parties accounts payable balances as of March 31, 2005 and December 31, 2004 were comprised mostly of payable to Okhtirkaneftegas and Kachanozovsky GPZ for services in amounts of $343,399 and $21,093 (2004:$196,875 and $20,995), respectively.

The amount payable to the related party, CJSC Infox, as of March 31, 2005 and December 31, 2004 in the amounts of $440,477 and $376,165, respectively, arose in 2003 and 2002 and were mostly related to wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

13.         TAXES PAYABLE

Taxes payable as of March 31, 2005 and December 31, 2004 consisted of the following:

	3/31/2005	12/31/2004
VAT	$197,629	$171,082
Fines and penalties	572,174	569,521
Social insurance	3,211	1,778
Personal Income Tax	998	391
Profit Tax	19,845	76
Exploration Tax	28,959	10,544
Resource Tax	14,221	2,392

Total	$837,037	$755,784

Taxes payable as of March 31, 2005 and December 31, 2004 represent fines and penalties accrued in connection with litigation described in Note 24, and VAT payable in amounts of $572,174 and $197,629 (2004: $569,521 and $171,082), respectively. VAT payable relates mostly to sales made in 2004 and 2003. Based on the current Ukrainian law VAT payable may not be set off against VAT receivable.

14.          SHORT-TERM BANK LOANS

Short-term bank loans as of March 31, 2005 and December 31, 2004 consisted of the following:

	%, currency	3/31/2005	12/31/2004
	26%, Ukrainian
AB Clearing House	Hrivnas	$492,350	$490,067

Total dated Sept. 17, 2004
due May 31, 2005		$492,350	$490,067

The loan from AB Clearing House outstanding as at March 31, 2005 and December 31, 2004 is secured by the Company’s title to well casings purchased under an agreement dated July 20, 2004. Proceeds of the loans were used mainly for immediate working capital requirements.

Interest expense for the three months ended March 31, 2005 and 2004 was incurred in respect of the credit line facility and short-term loan obtained from AB Clearing House in the amount of $31,482 and $Nil, respectively, which represented the interest rate of 26% per annum.

15.          OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of March 31, 2005 and December 31, 2004 consisted of the following:

		3/31/2005	12/31/2004
Advances from former shareholders		$ 55,000	$ 35,000
	Research and
Chernigovneftegasgeology	Geology	7,575	67,670
	Research and
Atlantis Techno, LLC	Geology	47,628	47,407
	Prepaid for
Bukros	oil & gas	46,394	46,179
	Advance to
Mr. Golovko O.I	Employee	27,827	27,425
	Prepaid for
RosAnt	oil & gas	23,860	23,749
	Prepaid for
	repair and
Kiirahbud	construction	18,937	18,849
	Research and
Poltavneftegasgeology	Geology	17,211	17,131
	Advance to
Mrs. Vasilishina T.V	Employee	16,131	16,056
	Research and
ICR Engineering	Geology	15,500	15,502
	Prepaid for
Naftoimpex	oil & gas	10,226	10,178
Payroll and other settlements with employees		8,550	5,920
Other		13,502	23,844

Total		$308,341	$354,880

Other accounts payable and accruals as of March 31, 2005 and December 31, 2004 mostly consisted of advances from former shareholders and other non-recurring research and development, geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and constructions services.

16.         PROFIT INTEREST PAYABLE

Profit interest payable as of March 31, 2005 and December 31, 2004 consisted of the following:

	3/31/2005	12/31/2004
Poltavaneftegasgeologiya	$17,211	$17,131

Total	$17,211	$17,131

Profit interest payable was accrued and partially paid by the Company in respect to profits earned for 2002 year in accordance with PSA # 01-SD dated April 26, 2000.

17.          LONG-TERM PAYABLE

Long term payable as of March 31, 2005 and December 31, 2004 consisted of the following:

	Issue date	Due Not earlier than	3/31/2005	12/31/2004
Fort Trade	Nov-	Nov- 2009	$445,008	$442,945
	2005
	Nov-
Astark	2002	Nov - 2005	13,634	13,571
	Nov-
Sipay	2002	Nov - 2005	5,107	5,083

Total			$463,749	$461,599

Long-term payable to Astark and Sipay as of March 31, 2005 and December 31, 2004 are represented by promissory notes issued in November 2002 at no interest and payable not earlier than November 5, 2005. Any valuation adjustment due to the lack of interest has not been calculated. Fort Trade is a related party and the Company is not required to recognize any deferred interest on this interest free note.

18.          SHAREHOLDERS’ EQUITY

On or about October 4, 2004 the Company entered into a Stock Purchase Agreement and Plan of Reorganization for the acquisition of Esko Pivnich, the Company’s current operating subsidiary. The transaction was entered by and between Sunrise Energy Services, Inc., the Company’s predecessor, and EP and its shareholders. Under the terms of the Agreement, the shareholders of Esko Pivnich gained the right to acquire a total of approximately 91% of Sunrise’s shares.

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

12/31/2004
Cash	$ 1,942
Accounts Payable	(12,157)
Advances from former shareholders	(35,000)
Other accounts payable	(5,671)

100% of Net Assets	$(50,886)

Less cash balances held as at
December 31, 2004	(1,942)

Preacquisition deficit	$(52,828)

Cash inflow on reverse acquisition	$ 1,942

No dividends were declared or paid by the Company during the three months ended March 31, 2005.

19.         RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of March 31, 2005 and December 31, 2004 see Notes 5, 10 and 12.

Included in the income statement for the years ended December 31, 2004 and 2003, and otherwise not disclosed anywhere in the current consolidated financial statements, are the following transactions with related parties:

	3/31/2005	12/31/2004
Interest income from Infox	$ --	$1,922

20.          COMMITMENTS AND CONTINGENCIES

Licenses’ commitments – During 2004 the Company received geological and exploration license agreements to develop Karaikozovsk’s, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

	Period	Amount
Rogan field	2005-2009	$ 2,780,866
Rakitnyansk field	2005-2009	3,747,386
Karaikozovsk’s field	2005-2009	4,035,646

Total		$10,563,898

Environmental remediation – Under the laws of Ukraine the Company is obligated to conform to certain environmental remediation obligations related to the oil and gas production activities. This amount can not be estimated but is considered to not be material.

Lease commitments – The Company leases office space and the rent is disclosed in other notes. The Company’s future lease commitments as of March 31, 2005 are as follows:

3/31/2005
2005	$42,273

Litigation – The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

JSC Ukrneft, Okhtirkaneftegas – In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, in respect to the advance paid by the Company in 2002 in amount of $190,187 to complete certain capital construction works under the terms of PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after the number of hearings by the courts of different levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay outstanding balance without further delays. As of March 31, 2005 the balance had not been paid.

Taxes – During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $572,174 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full. The Company has filed an appeal against the State Tax Inspection of Podolsk region, Kiev, protesting and the Company believes it will prevail.

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

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during 2004 and period ended 31 March, 2005.

There is limited or no comparability for revenue and operating expense to the comparable periods in 2004 and 2005, as sales and production were suspended in spring 2003 and were resumed only in January 2005.

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

During the three months ended March 31, 2005, Esko Pivnich produced 14,526 barrels (“Bbls”) of crude oil and 27,475 thousands of cubic feet (“MCFs”) of natural gas, respectively. Crude oil production was limited to Well #2 of the property, while natural gas was mainly produced from Well # 3.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. During the three months period ended March 31, 2005 Esko Pivnich sold 14,346 Bbls of crude oil at the average prices of $32.36 per barrel translating into net revenues from sales of internally produced oil of $464,230. Also, in 2003 the Company sold 27,475 MCFs of internally produced gas at average prices of $1.83 per MCF translating into net revenues of $50,361.

During the three months ended March 31, 2004, we sold (by physical delivery to the purchaser) 3,718 Bbls of crude oil, kept by the Company in inventory as of December 31, 2003. Average price of crude oil sold in 2004 was approximately $22.42 per Bbl which translated into net revenues of $165,830.

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil and natural gas sales are sold at the pipeline measuring node and are not subject to transportation costs.

Exploration

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended March 31, 2005 and March 31, 2004 we incurred $78,852 and $Nil, respectively in exploration expenses. The increase is primarily due to the fact that the new license for Karaikozovsk’s property was issued only in July 2004.

The Company expects significant exploration expense in 2005-2008 due to the new operating licenses obtained in 2005, including licenses for two new fields, Rogan and Rakitnyansk, and significant investment obligations attached to them, based on the concluded license agreement with the Ministry of Resources of Ukraine (see above).

During the periods ended March 31, 2005 and March 31, 2004, the Exploration and Resource taxes, amounted to $132,926 and $36,118 respectively.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements.

Oil and gas production equipment and workover costs contributed the most into the depreciation expense for the periods ended March 31, 2005 and March 31, 2004 in total amounts of $52,349 and $88,082. The main decrease in the depreciation expense in period ended March 31, 2005 as compared to the period ended March 31, 2004 was primarily due to the $Nil depreciation expense recognized on fully depreciated workover costs as at March 31, 2005.

Sales, general and administrative expenses

Sales, general and administrative expenses in the period ended March 31, 2005 increased to $223,173 from $40,900 in the period ended March 31, 2004 mainly due to the increase in insurance expense (2005:2004 – $67,118 and $Nil), legal and professional services (2005:2004 — $88,237 and $27,337), as well as transportation expenses (2005:2004 $23,638 and $482) and payroll (2005:2004 – $26,232 and $7,216).

In March 2005 the Company insured its business continuity risks. The above insurance premium was paid in respect to March – June 2005 period only. Legal and professional services increased mainly due to the recurring legislation disputes, while transportation and payroll expense increased due to the increase in Company’s operations and opening new office in New York in 2005.

Interest income (expense), net

Interest expense, for the three months ended March 31, 2005 and March 31, 2004, was $31,482 and $Nil, respectively.

Interest expense for the period ended March 31, 2005 related to the short-term bank loans obtained from AB Clearing House in the amount and interest of $492,350 and 26%. Proceeds of the loans were used mainly for immediate working capital requirements.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich establishes steady production of oil and gas in Ukraine. As at March 31, 2005 the Company had total current assets of $1,587,883 and total current liabilities of $2,471,865. As at March 31, 2005, the Company had cash balances of $61,409 and a working capital deficit of $883,982.

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

Cash flow

Cash provided by operating activities for the periods ended March 31, 2005 and March 31, 2004 amounted to $184,331 and $4,610. Significant cash inflow in the period ended March 31, 2005, as compared to the same period in 2004, was primarily caused by the increase in accounts and taxes payable of $210,734 and $81,253, respectively. Though, during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, there were cash outflow due to the decrease in other accounts payable and accruals in amounts $46,539, increase in taxes receivable, inventories, other accounts receivable and prepaids in amounts of $17,461, $29,298 , $21,090, respectively.

Main operating activities were suspended in 2004 providing no base for operating cashflows comparison with 2005.

During 3 month of 2005, the Company invested in workovers a total amount of $142,508, which was mainly financed by its own operating cash flows. Significant increase in capital expenditure in the period ended March 31, 2005 was caused by the renewal of the production sharing and main operating license agreements as compared to 2004.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $93,426 and $424,503 during the periods ended March 31, 2005 and March 31, 2004, respectively, and, as of March 31, 2005, the Company’s current liabilities exceeded its current assets by $883,982. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

The prevailing exchange rate at March 31, 2005 was approximately 1 U.S. dollar to 5.2808, Ukrainian Hrivnas, respectively. For the March 31, 2005 and March 31, 2004, the average exchange rate for 1U.S. dollar was 5.2946 and 5.3301, Ukrainian Hrivnas, respectively.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This Statement replaces SFAS No. 123 and is effective as of the first interim or quarterly reporting period that begins after June 15, 2005. The cumulative effect of applying this Statement, if any, is not expected to be material.

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

ITEM  3.    Quantitative and Qualitative Disclosures about Market Risk

Oil and Gas prices

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

Disclosure regarding Forward-Looking Statements

This Report contains forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). All statements, other than statements of historical fact, contained in this report are forward looking statements, including, without limitation, statements regarding the future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of or involving Sunrise or EP. Sunrise Shareholders can identify many of these statements by looking for words such as “believe”, “expects”, “will”, “intends”, “projects”, “anticipates”, “estimates”, “continues” or similar words or the negative thereof. There can be no assurance that the plans, intentions or expectations upon which these forward looking statements are based will occur. Forward looking statements are subject to risks, uncertainties and assumptions, including those discussed elsewhere in this report. Although Sunrise believes that the plans, intentions and expectations represented in such forward looking statements are reasonable, there can be no assurance that such plans, intentions and expectations will prove to be correct. Some of the risks which could affect future results and could cause results to differ materially from those expressed in the forward looking statements contained herein include: risks inherent in the future prices for oil and natural gas, political and regulatory risks, risks inherent in currency exchange rates, risks inherent in the prices for services and government fiscal regimes and the risk that actual results will vary from the results forecasted and such variations may be material.

The information contained in this report, including the information set forth under “Risk Factors”, identifies additional factors that could affect the operating results and performance of Sunrise. We urge you to carefully consider those factors.

The forward looking statements contained herein are expressly qualified in their entirety by this cautionary statement. The forward looking statements included in this Report are made as at the date of this Quarter Report and Sunrise undertakes no obligation to publicly update such forward looking statements to reflect new information, subsequent events or otherwise.

As used in this quarterly report, the terms “we”, “us, “our, “Company and “Sunrise” mean Sunrise Energy Resources, Inc., whereas the term “Group” means Sunrise Energy Resources, Inc. and its consolidated subsidiary, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of March 31, 2005 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and their consolidated subsidiary is recorded, processed , summarized and reported within the time periods specified by the SEC’ s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

PART II – OTHER INFORMATION

ITEM   1. LEGAL PROCEEDINGS

Other than as set forth below, there are no outstanding legal proceedings material to the Company to which Sunrise or any of Sunrise’s assets are subject, nor are there any such proceedings known to be contemplated. Management believes that the resolution of all business matters which would have a material impact on the Company’s financial position or operating results have been recorded.

JSC Ukrneft, Okhtirkaneftegas

In 2003 the Company initiated legal proceedings against JSC Ukrneft, Okhtirkaneftegas, with respect to certain advance payments made by EP in 2002, which totaled $190,187. The payments were made in order to complete certain construction work under the terms of the PSA # 01-SD, dated April 26, 2000 (see: Notes 4 and 7 of the Consolidated Financial Statements). In April 2004 after the conclusion of legal proceedings in courts of first and appellate levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance without further delays. As of May 10, 2005 the balance had not been paid.

Taxes

During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $572,174, which was made in relation to the 2003 and 2002 tax years. The amounts were accrued in the respective consolidated financial statements in full (see: Note 14 of the Consolidated Financial Statements). The Company has filed an appeal against the State Tax Inspection of Podolsk region, Kiev, protesting the above sums. The Company believes it has legal and factual basis upon which to overcome the tax authority’s decision.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on January 3, 2005, and Schedule 14F-1 filed by the Company on January 6, 2005.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Review Report of Independent Registered Public Accounting Firm - John Braden and Co., P.C. for the three months ended March 31, 2005.

Consolidated Balance Sheets as of March 31, 2005 and December 31 ,2004

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the three months ended March 31, 2005.

Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to the Consolidated Financial Statements for the three months ended March 31, 2005 and year ended December 31, 2004

Exhibit Number	Description	Incorporation by Reference
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise Energy Resources, Inc.
/s/ Konstantin Tsirulnikov
Date: May 10, 2005	Konstantin Tsirulnikov
President and Chief Executive Officerr