Form 10QSB
period 2005-06-30
SUNRISE ENERGY RESOURCES INC
filed 2005-08-15
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended
June 30, 2005

[	] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11248

SUNRISE ENERGY RESOURCES, INC.
(Name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

551 Fifth Avenue, Suite 601
New York, New York	10017
(Address of principal executive office)	(Zip Code)
5353 Memorial Drive, Suite 4012
Houston, TX 77007
(Former name or address, if changed since last report)

Registrant’s telephone number, including area code: (212) 973-0063

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.01 par value	17,000,000
(Class)	(Outstanding as of August 8, 2005)

     Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

SUNRISE ENERGY RESOURCES, INC.

FORM 10-QSB
TABLE OF CONTENTS

PART I.

ITEM 1. FINANCIAL STATEMENTS

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
UNAUDITED

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,234	$ 15,082
Accounts receivable (Note 5)	--	9,352
Accounts receivable - related party (Note 5)	720,084	699,292
Other accounts receivable and prepayments (Note 6)	788,998	634,746
Other accounts receivable - related party (Note 6)	39,980	5,749
Inventories (Note 7)	53,299	36,031
Taxes receivable (Note 8)	110,606	124,036

Total current assets	1,717,201	1,524,288
NONCURRENT ASSETS
Property, plant and equipment, net (Note 9)	781,098	548,734
Long-term financial investments (Note 10)	1,978	1,885
Deferred tax asset (Note 11)	38,584	17,218

TOTAL ASSETS	$ 2,538,861	$ 2,092,125

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note 12)	$ 312,691	$ 230,027
Accounts payable - related party (Note 12)	493,178	376,165
Taxes payable (Note 13)	824,944	755,784
Short term bank loans (Note 14)	514,342	490,067
Other accounts payable and accruals (Note 15)	676,780	354,880
Other accounts payable - related party (Note 15)	115,000
Profit interest payable (Note 16)	17,979	17,131

Total current liabilities	2,954,914	2,224,054
Long-term payable related party (Note 17)	484,464	461,599
Commitments and Contingencies (Note 20)	--	--
STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,000,000
issued and outstanding (Note 18)	17,000	17,000
Additional Paid in Capital	(66,509)	(66,509)
Retained earnings (Accumulated deficit)	(851,008)	(544,019)

Total stockholders’ equity (deficit)	(900,517)	(593,528)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,538,861	$ 2,092,125

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the six months ended June 30,
	2005	2004
REVENUES
Produced oil & gas	$ 904,128	$ 165,635

	904,128	165,635
COST OF SALES	--	--

	904,128	165,635
Operating expenses	(553,300)	(110,913)
Depreciation expense	(128,717)	(132,832)
Other expenses	(24,065)	(379,520)
Sales, general and administrative expenses	(397,725)	(54,042)

OPERATING LOSS	(199,679)	(511,672)
OTHER INCOME (EXPENSE)
Interest income (expense), net	(63,051)	(6,432)
Foreign exchange loss	(33,083)	--
Other income (expense), net	(2,308)	12,339

(LOSS) INCOME BEFORE TAX	(298,121)	(517,579)
INCOME TAX (Note 11)	(8,868)	25,905

NET (LOSS) INCOME AND COMPREHENSIVE INCOME (LOSS)	$ (306,989)	$ (491,674)

BASIC DILUTED LOSS (EARNINGS) PER SHARE	0.018	0.029
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,000,000	17,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common Stock	Retained Earnings (Accumulated	Additional Paid-in	Total Stockholder’s Equity (Capital
	Shares	Amount	Deficit)	Capital	Deficit)
BALANCE, DECEMBER 31, 2002	137,700	$ 1,377	$ 535,507	--	$ 536,884
Net (loss) for the year	--	--	(487,045)	--	(487,045)

BALANCE, DECEMBER 31, 2003	137,700	1,377	48,462	--	49,839
Common Stock, $.001 par value,
75,000,000 authorized, 17,000,000
issued and outstanding (Note 18)	17,000,000	17,000	--	--	17,000
To give effect to the acquisition of EP
as of December 31, 2004 (Note 18)	(137,700)	(1,377)	--	--	(1,377)
Pre acquisition (deficit) of Sunrise
Energy Resources Inc.	--	--	--	$(66,509)	(66,509)
Net (loss) for the year	--	--	(592,481)	--	(592,481)

BALANCE, DECEMBER 31, 2004	17,000,000	(544,019)	(66,509)	(593,528)
	17,000
Net (loss) for the six months ended	--	--	(306,989)	--	(306,989)

BALANCE, June 30, 2005	17,000,000	$ 17,000	$(851,008)	$(66,509)	$(900,517)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the six months ended June 30,
	2005	2004
CASH USED IN OPERATING ACTIVITIES:
Net (loss) income from continuing operations for the period	$(306,989)	$(491,674)
Adjustments to reconcile net loss from continuing
operations to net cash in operating activities:
Tax fines and penalties accruals	--	301,462
Depreciation expense	128,717	132,832
Supplier`s fines and penalties accruals	985	75,674
Provision for doubtful accounts	23,340	--
Deferred tax (gain) expense	(21,366)	(25,961)
Net accrued interest	(1,377)	(6,392)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(35,765)	(76,202)
(Increase) decrease in other accounts receivable and
prepayments	(188,483)	202,928
Decrease (increase) in inventories	(17,268)	58,594
Decrease in taxes receivable	13,430	66,056
(Decrease) increase in accounts payable	199,677	(132,829)
Increase in taxes payable	69,160	(37,210)
Increase (decrease)in other accounts payable and accruals	438,277	(66,486)

	302,338	792
CASH PROVIDED BY FINANCING ACTIVITIES:	--	--

CASH USED IN INVESTING ACTIVITY:
Purchase of property, plant and equipment	(361,081)	(2,589)
Effect of exchange rate changes	47,895	69

INCREASE (DECREASE) IN CASH:	(10,848)	(1,728)
CASH, at the beginning of the period	15,082	1,959

CASH, at the end of the period	$ 4,234	$ 231

INTEREST (PAID)/RECEIVED	$ 66,269	$ 1,957

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

The current principal activities of Esko Pivnich are conducted in the form of production sharing agreements (PSA), which as of July 30, 2005 included the following:

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

The number of employees of the Company at June 30, 2005 and December 31, 2004 was 22 and 20, respectively.

2.       PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation – These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going concern — The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $306,989 and $491,674 during the six months ended June 30, 2005 and year ended December 31, 2004, respectively, and, as of June 30, 2005 and December 31, 2004 the Company’s current liabilities exceeded its current assets by $1,237,713 and $699,766, respectively. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

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

The prevailing exchange rates at June 30, 2005 and December 31, 2004 were approximately 1 U.S. dollar to 5,0550 and 5,3054 Ukrainian Hrivnas, respectively. For the June 30, 2005 and 2004, the average exchange rate for 1U.S. dollar was 5,1994 and 5,3261 Ukrainian Hrivnas, respectively.

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

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

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

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of June 30, 2005 and December 31, 2004 consisted mainly of the UAH and USD denominated current accounts.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

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

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

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

4.       PRODUCTION SHARING AGREEMENTS

PSA # 01-SD dated April 26, 2000

In August 2000 the Company together with the state owned geological enterprise Poltavaneftegasgeologiya executed a production sharing agreement (“PSA”) to start exploration and development of the Karaikozovsks field located in Krasnokutsk area of Kharkov region. Under the terms of PSA Poltavaneftegasgeologiya acted as the holder of the main geological and exploration licenses to develop Karaikozovsks field and the Company was a major investor, having contributed into the establishment of PSA approximately $596,188.

In November 2000 a subsidiary of JSC Ukrneft, Okhtirkaneftegas, joined the PSA. Okhtirkaneftegas owned two wells in Karaikozovsk area, the operational usage of which were contributed into the PSA. Also, Okhtirkaneftegas was to provide PSA with certain exploration and capital repair services to be paid at external market rates.

In May 2003, due to the expiration of main geological and exploration licenses held by Poltavaneftegasgeologiya, all exploration and development activities on Karaikozovsks field were temporarily suspended.

PSA # 35/970-SD dated August 19, 2004

The Company filed an application with the Ukrainian State Committee of Mineral Resources to continue the exploration and development of Karaikozovsks field and in July 2004 the Company obtained the main geological and exploration license for the period of 5 years.

In August 2004 the Company together with Okhtirkaneftegas, contributed approximately $1,503 and $376 into the establishment of new PSA to continue exploration and development of Karaikozovsk’s field.

5.       ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2005 and December 31, 2004 consisted of the following:

	6/30/2005	12/31/2004
Angronafta	--	$ 9,352

Total	--	9,352

CJSC Infox, related party	$720,084	699,292

Total	$720,084	$708,644

Accounts receivable as of June 30, 2005 and December 31, 2004 consisted primarily of the accounts receivable from CJSC Infox, related party, in amounts of $720,084 and $699,292, respectively.

Account receivable from Angronafta as of December 31, 2004 is due for crude oil sold in 2004, whereas the receivable from CJSC Infox, related party, comprised from several crude oil shipments which took place in 2004 and 2003. No provision for these accounts was accrued; management of the Company assesses both amounts as recoverable during 2005.

6. OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of June 30, 2005 and December 31, 2004 consisted of the following:

	6/30/2005	12/31/2004
Vixen JLM	$ 494,738	$ 364,515
Okhtirkaneftegas (Note 20)	198,683	189,306
Okhtirkaneftegas - advance for production
services	41,955	--
Bukros	48,467	46,179
Vector NDI	29,036	27,666
KAM	18,791	17,904
Valmi	5,568	--
Other	22,557	33,758
Less provision for doubtful accounts	(70,797)	(44,582)

Total	$ 788,998	$ 634,746

Pari, related party	39,980	5,749

Total	$ 828,978	$ 640,495

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

Other accounts receivable and prepayments as at June 30, 2005 and December 31, 2004 comprised mostly of advances paid to Vixen JLM and Okhtirkaneftegas in amounts of $494,738 and $198,683 (2004: $364,515 and $189,306), respectively. Advance paid to Vixen JLM relates to well casings to be delivered in 2005. Amount paid to Okhtirkaneftegas is currently pending litigation (Note 20), though no provision was accrued on it based on the management estimates of the possibility to offset such amount against services to be purchased from Okhtirkaneftegas during 2005.

Other accounts receivable as of June 30, 2005 and December 31, 2004 represent prepayments relating to office repairs and office rent, Vector NDI, KAM, Valmi - in amounts of $29,036, $18,791 and $5,568 (2004: $27,666, $17,904 and $none), respectively.

7.       INVENTORIES

Inventories as of as of June 30, 2005 and December 31, 2004 consisted of the following:

	6/30/2005	12/31/2004
Crude oil - at cost	$50,914	$36,031
Other consumables and spare parts	2,385	--

Total	$53,299	$36,031

Inventories as of June 30, 2005 and December 31, 2004 were represented by the crude oil balance in amount of 1,688 and 1,585 bbls, and certain spare parts in amount of $2,385 and $none, respectively.

Inventories as of December 31, 2004 were represented by the technical crude oil balance produced at the end of December 2004 and valued at full cost of its production. The December 31, 2004 balance was liquidated at a discount in the beginning of 2005.

8.       TAXES RECEIVABLE

     Taxes receivable as of June 30, 2005 and December 31, 2004 consisted of the following:

	6/30/2005	12/31/2004
VAT receivable	$110,484	$124,012
Other tax prepaid	122	24

Total	$110,606	$124,036

Taxes receivable balance as of June 30, 2005 and December 31, 2004 represented by VAT receivable and other advance tax payments in amounts of $110,484 and $101,692 (2004: $122 and $24), respectively. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

9.       PROPERTY, PLANT AND EQUIPMENT, net

     Property, plant and equipment as of June 30, 2005 and December 31, 2004 consisted of the following:

	6/30/2005	12/31/2004
Oil & gas facilities improvements and work	$ 1,329,062	$ 1,043,813
over costs
Office equipment	60,306	51,920
Construction in progress	196,640	93,421

	1,586,008	1,189,154
Accumulated Depreciation	(804,910)	(640,420)

Net Book Value	$ 781,098	$ 548,734

10.      LONG-TERM FINANCIAL INVESTMENT

Long-term investment as of June 30, 2005 and December 31, 2004 represented 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

11.      INCOME TAX

     The Company’s provision for income tax for the periods ended June 30, 2005 and 2004 is as follows:

	6/30/2005	6/30/2004
Current tax	$ 30,234	$ 56
Deferred tax gain	(21,366)	(25,961)

Total income tax (benefit) expense	$ 8,868	$(25,905)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods ended June 30, 2005 and December 31, 2004 in the Company’s deferred tax position is as follows:

	6/30/2005	12/31/2004
Net liability at the beginning of the period	$17,218	$(40,451)
Charged to income for the period	21,366	57,669

Net asset at the end of the period	$38,584	$ 17,218

The tax effect on the major temporary differences that give rise to the deferred tax assets as at June 30, 2005 and December 31, 2004 is presented below:

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

	6/30/2005	12/31/2004
Temporary differences that give rise to
deferred tax assets
Provision for doubtful receivables	$ 70,797	$44,582
Valuation of VAT receivable	8,004	8,976
Low value items written off	14,092	11,822
Difference in depreciable value of
property, plant and equipment	61,442	3,493

Total	$154,335	$68,873

The deferred tax assets as at June 30, 2005 and December 31, 2004, calculated at effective Ukrainian income tax rate of 25%, is consisted of the following:

	6/30/2005	12/31/2004
Deferred tax assets
Provision for doubtful receivables	$17,699	$11,146
Valuation of VAT receivable	2,001	2,244
Low value items written off	3,523	2,956
Difference in depreciable value of
property, plant and equipment	15,361	872

Total	$38,584	$17,218

The taxation charge for the periods is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	06/30/2005	12/31/2004
(Loss) before income tax and minority	$(298,121)	$(650,037)
interest
Theoretical income tax benefit at
statutory rate of 25%	(45,829)	162,509
Adjustments due to:
Tax effect of (expenses) that are not
deductible in determining taxable profit	54,697	(220,065)

Income tax (benefit)	$ 8,868	$(57,556)

As of June 30, 2005 and December 31, 2004 the Company had no loss carry forward for Ukrainian statutory income tax purposes.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

12.      ACCOUNTS PAYABLE

     Accounts payable as of June 30, 2005 and December 31, 2004 consisted of the following:

	6/30/2005	12/31/2004
Okhtirkaneftegas	$274,691	$196,875
Kachanozovsky GPZ	25,843	20,995
Other	12,157	12,157

	$312,691	$230,027

CJSC Infox, related party	493,178	376,165

Total	$805,869	$606,192

Third parties accounts payable balances as of June 30, 2005 and December 31, 2004 were comprised mostly of payables to Okhtirkaneftegas and Kachanozovsky GPZ for services in amounts of $274,691 and $25,843 (2004:$196,875 and $20,995), respectively.

The amount payable to the related party, CJSC Infox, as of June 30, 2005 and December 31, 2004 in the amounts of $493,178 and $376,165, respectively, arose in 2003 and 2002 and were mostly related to wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

13.      TAXES PAYABLE

     Taxes payable as of June 30, 2005 and December 31, 2004 consisted of the following:

	6/30/2005	12/31/2004
Fines and penalties	$597,732	$569,521
VAT	178,225	171,082
Social insurance	4,311	1,778
Personal Income Tax	1,165	391
Profit Tax	10,252	76
Exploration Tax	25,015	10,544
Resource Tax	8,230	2,392
Other payables	14	--

Total	$824,944	$755,784

Taxes payable as of June 30, 2005 and December 31, 2004 represent fines and penalties accrued in connection with litigation described in Note 20, and VAT payable in amounts of $597,732 and $178,225 (2004: $569,521 and $171,082), respectively. VAT payable relates mostly to sales made during six months of 2005 and in 2004. Based on the current Ukrainian law VAT payable may not be set off against VAT receivable. (See also Note 20).

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

14.      SHORT-TERM BANK LOANS

Short-term bank loans as of June 30, 2005 and December 31, 2004 consisted of the following:

	%, currency	6/30/2005	12/31/2004
	26%, Ukrainian	$514,342	$490,067
AB Clearing House	Hrivnas

Total		$514,342	$490,067

The loan from AB Clearing House outstanding as at June 30, 2005 and December 31, 2004 is secured by the Company’s title to well casings purchased under an agreement dated July 20, 2004 and is payable on August 22, 2005. Proceeds of the loans were used mainly for immediate working capital requirements.

Interest expense for the six months ended June 30, 2005 and 2004 was incurred in respect of the credit line facility and short-term loan obtained from AB Clearing House in the amount of $63,096 and $none, respectively, which represented the interest rate of 26% per annum.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

15.     OTHER ACCOUNTS PAYABLE AND ACCRUALS

     Other accounts payable and accruals as of June 30, 2005 and December 31, 2004 consisted of the following:

		6/30/2005	12/31/2004
Angronafta	Prepaid for oil & gas	$293,271	--
Chernigovneftegasgeology	Research and geology	--	$ 67,670
Atlantis Techno, LLC	Research and geology	49,755	47,407
Bukros	Prepaid for oil & gas	48,467	46,179
Fort Trade PP	Research and geology	46,291	--
Mrs. Vasilishina T.V	Advance to employee	35,976	16,056
Mr. Golovko O.I	Advance to employee	29,070	27,425
RosAnt	Prepaid for oil & gas	24,926	23,749
Ans TOV	Prepaid for oil & gas	20,772	--
	Prepaid for repair
Kiirahbud	and construction	19,782	18,849
Poltavneftegasgeology	Research and geology	17,979	17,131
ICR Engineering	Research and geology	15,500	15,502
Strim TOV	Prepaid for oil & gas	13,100	--
Agrotemp	Prepaid for oil & gas	12,451	--
Naftoimpex	Prepaid for oil & gas	10,682	10,178
	Prepaid for repair
Spetsgasbud	and construction	7,833	--
Quant Plus		4,946	--
Payroll and other settlements with
employees		18,971	5,920
Other		7,008	23,814

Total		$676,780	$319,880

Advances from former Esko Pivnich
shareholders		115,000	35,000

Total		$791,780	$354,880

Other accounts payable and accruals as of June 30, 2005 and December 31, 2004 mostly consisted of advances from former shareholders and other non-recurring research and development, geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and constructions services.

16.     PROFIT INTEREST PAYABLE

     Profit interest payable as of June 30, 2005 and December 31, 2004 consisted of the following:

	6/30/2005	12/31/2004
Poltavaneftegasgeologiya	$17,979	$17,131

Total	$17,979	$17,131

Profit interest payable was accrued and partially paid by the Company in respect to profits earned for 2002 year in accordance with PSA # 01-SD dated April 26, 2000.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

17.     LONG-TERM PAYABLE

Long term payable as of June 30, 2005 and December 31, 2004 consisted of the following:

	Issue date	Due not earlier than	6/30/2005	12/31/2004
Fort Trade	Nov-	Nov- 2009	$464,886	$442,945
	2004
	Nov-
Astark	2002	Nov - 2005	14,243	13,571
	Nov-
Sipay	2002	Nov - 2005	5,335	5,083

Total			$484,464	$461,599

Long-term payable to Astark and Sipay as of June 30, 2005 and December 31, 2004 are represented by promissory notes issued in November 2002 at no interest and payable not earlier than November 5, 2005. Any valuation adjustment due to the lack of interest has not been calculated. Fort Trade is a related party and the Company is not required to recognize any deferred interest on this interest free note.

18.     SHAREHOLDERS’ EQUITY

On or about October 4, 2004 the Company entered into a Stock Purchase Agreement and Plan of Reorganization for the acquisition of Esko Pivnich, the Company’s current operating subsidiary. The transaction was entered by and between Sunrise Energy Services, Inc., the Company’s predecessor, and EP and its shareholders. Under the terms of the Agreement, the shareholders of Esko Pivnich acquired a total of approximately 91% of Sunrise’s shares.

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

No dividends were declared or paid by the Company during the six months ended June 30, 2005.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

19.     RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of June 30, 2005 and December 31, 2004 see Notes 4, 5, 6, 12, 15 and 17.

20. COMMITMENTS AND CONTINGENCIES

Licenses’ commitments – During 2004 the Company received geological and exploration license agreements to develop Karaikozovsk’s, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

	Period	Amount
Rogan field	2005-2009	$ 2,919,881
Rakitnyansk field	2005-2009	3,934,718
Karaikozovsk’s field	2005-2009	4,237,389

Total		$11,091,988

Environmental remediation – Under the laws of Ukraine the Company is obligated to conform to certain environmental remediation obligations related to the oil and gas production activities. This amount can not be estimated but is considered to not be material.

Lease commitments – The Company leases office space and the rent is disclosed in other notes. The Company’s future lease commitments as of June 30, 2005 are as follows:

2005
2005	$42,273

Litigation – The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

JSC Ukrneft, Okhtirkaneftegas – In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, in respect to the advance paid by the Company in 2002 in amount of $196,683 to complete certain capital construction works under the terms of PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after the number of hearings by the courts of different levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance without further delays. As of June 30, 2005 the balance had not been paid.

Taxes – During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $597,732 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full. The Company has filed an appeal against the State Tax Inspection of Podolsk region, Kiev, protesting and the Company believes it will prevail.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during 2004 and six months ended June 30, 2005.

There is limited or no comparability for revenue and operating expense to the comparable periods in 2004 and 2005, as sales and production were suspended in spring 2003 and were resumed only in January 2005.

Management’s key objectives for 2004 were:

o	Conclude new production sharing agreement with the Company's primary PSA partner, Okhtirkaneftegas;

o	Complete the workovers on Well #2 and Well#3 on the Karaikozovsk's field;

o	Commence the construction of separation units on Well #2 and Well#3 on the Karaikozovsk's field;

o	Obtain operating licenses for Rogan and Rakitnyansk fields;

We believe that these key objectives were achieved in 2004.

Our 2005 strategy for Karaikozovsk’s field includes launching Wells #2 and #3 into commercial production, completing construction of the separation units on the wellsites, and commencement of drilling of Well #21. In addition, we will continue the exploration activities on Rogan and Rakitnyansk properties aiming to establish the optimal reservoir development scenarios.

Current Activities

During 2003, our production was limited to Well #2 and Well#3 of Karaikozovsk’s deposit.  The production activities were suspended in spring of 2003 due to the expiration of the original operating license for Karaikozovsk’s property. We have not produced any commercial quantities from Karaikozovsk’s deposit during the balance of 2004. Following the issuance of the new license in August 2004, we embarked on an extensive testing and well workover program in order to establish the most optimal development scenario and prepare the wells for commercial production in 2005. The preparatory work included reservoir stimulation as well as partial replacement of casing in order to increase potential flow rates while maintaining the optimal reservoir pressure. The additional perforation and stimulation programs for wells have been completed. The production from Well #2 was resumed in January 2005.

On or around June 21, 2005 the Company completed scheduled workovers and repairs on Well #3. Since the completion of the above workovers and repairs, over 1000 barrels of oil has been extracted from this well during the test runs. The well is expected to be launched into commercial production in third quarter of 2005.

On or around May 31, 2005 Esko-Pivnich, the Company’s wholly-owned operating subsidiary completed the construction of a new storage and separation facility with a total storage capacity of approximately 200 tons. The new facility commenced operations on July 15, 2005. The new facility is designed to decrease the Company’s operating expenses, resulting from reduced fees that were previously paid to Okhtirkaneftegaz, the state-owned Oil &Gas Company for similar services. In addition, the launch of the new facilities will enable the Company to reduce crude losses during extraction, separation and storage.

The Company entered into an agreement with Chernigivneftegazgeologia, a Ukrainian oil&gas engineering contractor to drill a new production Well #21. The anticipated construction costs of around US$1.2 million are expected to be financed out of the operating cashflow, vendor loans and bank loans.

Results of Operations

Oil and gas production and revenue

With the exception of testing flow runs, no commercial volumes were produced from Karaikozovsk’s property during the year ended December 31, 2004 pending the issuance of the new operating license and the conclusion of new production sharing agreement (see above for additional discussion). The crude extracted under the test runs conducted during 2004 amounted to 2,552 Bbls of which approximately 1,585 Bbls remained in the Company’s inventory at the end of the year. The crude oil balance as of June 30, 2005 amounted to 1,688 Bbls.

During the six months ended June 30, 2005, Esko Pivnich produced 23,979 barrels (“Bbls”) of crude oil and 39,060 thousands of cubic feet (“MCFs”) of natural gas, respectively. Crude oil production was limited to Well #2 of the property, while natural gas was mainly produced from Well # 3.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. During the six months period ended June 30, 2005 Esko Pivnich sold its internally produced 23,875 Bbls of crude oil at the average prices of $36.38 per barrel translating into net revenues from sales of internally produced oil of $868,647. Also for the six months 2005 the Company sold 39,060 MCFs of internally produced gas at average prices of $0.91 translating into revenues of $35,482.

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil and natural gas sales are sold at the pipeline measuring node and are not subject to transportation costs.

Exploration

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended June 30, 2005 and 2004 we incurred $175,753 and $ none, respectively in exploration expenses. The increase is primarily due to the fact that the new license for Karaikozovsk’s property was issued only in July 2004.

The Company expects significant exploration expense in 2005-2008 due to the new operating licenses obtained in 2005, including licenses for two new fields, Rogan and Rakitnyansk, and significant investment obligations attached to them, based on the concluded license agreement with the Ministry of Resources of Ukraine (see above).

During the periods ended June 30, 2005 and 2004, the Exploration and Resource taxes, amounted to $222,606 and $36,140, respectively.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements.

Oil and gas production equipment and work over costs contributed the most into the depreciation expense for the periods ended June 30, 2005 and 2004 in total amounts of $128,717 and $132,832. The main decrease in the depreciation expense in period ended June 30, 2005 as compared to the period ended June 30, 2004 was primarily because workover costs had been full depreciated at June 30, 2005.

Sales, general and administrative expenses

Sales, general and administrative expenses for the period ended June 30, 2005 increased to $397,725 from $54,042 in the period ended June 30, 2004 mainly due to the increase in insurance expense (2005:2004 – $68,641 and $none), legal and professional services (2005:2004 — $153,146 and $27,598), as well as transportation expenses (2005:2004 $41,931 and $1,468) and payroll (2005:2004 – $62,685 and $13,707).

In March 2005 the Company insured its business continuity risks. The above insurance premium was paid in respect to March – June 2005 period only. Legal and professional services increased mainly due to the recurring legislation disputes and audit fees, while transportation and payroll expense increased due to the increase in Company’s operations and opening an office in New York in 2005.

Interest (expense), income net

Net interest (expense) income, for the six months ended June 30, 2005 and 2004, was $(63,051) and $(6,432), respectively.

Interest expense for the six months ended June 30, 2005 related to the short-term bank loans obtained from AB Clearing House in the amount of $514,342 and interest of $63,096 at 26%. Proceeds of the loans were used mainly for immediate working capital requirements.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich establishes steady production of oil and gas in Ukraine. As at June 30, 2005 and December 31, 2004 the Company had total current assets of $1,717,201 and $1,524,288 and total current liabilities of $2,954,914 and $2,224,054. As at June 30, 2005 and 2004, the Company had cash balances of $4,234 and $15,082 and a working capital deficit of $1,237,713 and $699,766.

We are currently discussing various financing options with private investors including Company shareholders however, no assurance can be provided as to if, and when and in what amount the Company may receive such new financing. Failure to timely receive such financing may cause us to significantly curtail or altogether suspend our capital expenditure program. This may, in turn, have material adverse effect on our production activities.

Cash flow

Cash provided by operating activities for the periods ended June 30, 2005 and 2004 amounted to $302,338 and $792. Significant cash inflow in the period ended June 30, 2005, as compared to the respective period in 2004, was primarily caused by the increase in trade and other accounts payable and taxes payable of $199,677, $438,277 and $69,160, respectively. Though, during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, there were cash outflow due to the increase in trade and other accounts receivable and inventories in amounts $35,765, $188,483 and $17,268, respectively.

Main operating activities were suspended in 2004 providing no base for operating cash flows comparison with 2005.

During six month of 2005 and 2004, the Company invested in workovers a total amount of $361,081 and $2,589, which was mainly financed by its own operating cash flows. Significant increase in capital expenditure in the period ended June 30, 2005 was caused by the renewal of the production sharing and main operating license agreements as compared to 2004.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $306,989 and $491,674 during the periods ended June 30, 2005 and 2004, respectively, and, as of June 30, 2005 and December 31, 2004, the Company’s current liabilities exceeded its current assets by $1,237,713 and $699,766, respectively. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

The prevailing exchange rate at June 30, 2005 and December 31, 2004 was approximately 1 U.S. dollar to 5,0550 and 5,3054, Ukrainian Hrivnas, respectively. For the June 30, 2005 and 2004, the average exchange rate for 1U.S. dollar was 5,1994 and 5,3261, Ukrainian Hrivnas, respectively.

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

Our oil and gas reserve data and estimated future net cash flows have been prepared assuming we are successful in timely renewal of operating license agreements and negotiating production sharing terms which will allow constant production rates for the expected 10 year period.  In accordance with the effective PSA, the profit sharing rate payable by the Company after the initial investment has been recovered equals 20%. (See above detailed description of the main terms of the standardized production sharing agreements concluded with the State of Ukraine). Also in 2005 the Company expects the completion of construction of own gas separation facilities that will allow significant reduction in the cost of services currently purchased under the production sharing agreement (PSA) from the state-owned entity with which we are a contract partner, Okhtirkaneftegas.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Company” and “Sunrise” mean Sunrise Energy Resources, Inc., whereas the term “Group” means Sunrise Energy Resources, Inc. and its consolidated subsidiary, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of June 30, 2005 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and their consolidated subsidiary is recorded, processed , summarized and reported within the time periods specified by the SEC’ s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

JSC Ukrneft, Okhtirkaneftegas

In 2003 the Company initiated legal proceedings against JSC Ukrneft, Okhtirkaneftegas, with respect to certain advance payments made by EP in 2002, which totaled $196,683. The payments were made in order to complete certain construction work under the terms of the PSA # 01-SD, dated April 26, 2000 (see: Notes 4 and 6 of the Consolidated Financial Statements). In April 2004 after the conclusion of legal proceedings in courts of first and appellate levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance without further delays. As of June 30, 2005 the balance had not been paid.

Taxes

During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $597,732, which was made in relation to the 2003 and 2002 tax years. The amounts were accrued in the respective consolidated financial statements in full (see: Note 13 of the Consolidated Financial Statements). The Company has filed an appeal against the State Tax Inspection of Podolsk region, Kiev, protesting the above sums. The Company believes it has legal and factual basis upon which to overcome the tax authority’s decision.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As part of the transaction described above, in exchange of the EP shares, Registrant has issued 10,479,900 shares to a purchaser outside the United States who was the holder of the majority of the outstanding stock of Esko Pivnich. The sale of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the purchaser had full information concerning the business and affairs of Registrant and all certificates issued bear appropriate restrictive legends. No underwriter was involved in the transaction.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on June 28, 2005.

The following Unaudited Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Review Report of Independent Registered Public Accounting Firm - John Braden and Co., P.C. for the six months ended June 30, 2005.

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the six months ended June 30, 2005.

Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Notes to the Consolidated Financial Statements for the six months ended June 30, 2005 and 2004 and year ended December 31, 2004

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

Sunrise Energy Resources, Inc.
/s Konstantin Tsirulnikov
Date: August 8, 2005	Konstantin Tsirulnikov
President and Chief Executive Officer