Form 10QSB
period 2005-09-30
SUNRISE ENERGY RESOURCES INC
filed 2005-11-15
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine months ended
September 30, 2005

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
N/A
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.01 par value	17,000,000
(Class)	(Outstanding as of November 14, 2005)

     Transitional Small Business Disclosure Format (check one):  Yes   [  ]       No   [X]

SUNRISE ENERGY RESOURCES, INC.

FORM 10-QSB
TABLE OF CONTENTS

PART I.

ITEM 1. FINANCIAL STATEMENTS

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
UNAUDITED

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 23,090	$ 15,082
Accounts receivable (Note 5)	--	9,352
Accounts receivable - related party (Note 5)	720,797	699,292
Other accounts receivable and prepayments (Note 6)	834,926	634,746
Other accounts receivable - related party (Note 6)	67,743	5,749
Inventories (Note 7)	58,785	36,031
Taxes receivable (Note 8)	153,681	124,036

Total current assets	1,859,022	1,524,288
NONCURRENT ASSETS
Property, plant and equipment, net (Note 9)	928,712	548,734
Long-term financial investments (Note 10)	1,980	1,885
Deferred tax asset (Note 11)	51,224	17,218

TOTAL ASSETS	$ 2,840,938	$ 2,092,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable (Note 12)	$ 219,630	$ 230,027
Accounts payable - related party (Note 12)	592,615	376,165
Taxes payable (Note 13)	936,897	755,784
Short term bank loans (Note 14)	514,851	490,067
Short term notes payable (Note 15)	19,598	--
Other accounts payable and accruals (Note 16)	333,964	235,062
Other accounts payable - related party (Note 16)	150,691	35,000
Prepayments for oil and gas (Note 17)	422,476	84,818
Profit interest payable (Note 18)	17,997	17,131

Total current liabilities	3,208,719	2,224,054
Long-term payable to related party (Note 19)	565,347	461,599
Commitments and Contingencies (Note 22)	--	--
STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,000,000
issued and outstanding (Note 20)	17,000	17,000
Additional Paid in Capital	(66,509)	(66,509)
Retained earnings (Accumulated deficit)	(852,691)	(544,019)
Accumulated other comprehensive income - foreign currency	(30,928)

Total stockholders’ equity (deficit)	(933,128)	(593,528)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,840,938	$ 2,092,125

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the nine months ended September 30,
	2005	2004
REVENUES
Produced oil & gas	$ 1,429,190	$ 165,830
Purchased oil & gas	127,339	--

	1,556,529	165,830
COST OF SALES	(127,051)	--

	1,429,478	165,830
Operating expenses	(825,525)	(132,721)
Depreciation expense	(206,648)	(204,578)
Other operating expenses	(24,288)	(389,620)
Sales, general and administrative expenses	(508,770)	(70,461)

OPERATING LOSS	(135,753)	(631,550)
OTHER INCOME (EXPENSE)
Interest income	582	56,640
Interest expense	(100,184)	(18,541)
Foreign exchange loss	--	(1,011)
Other income (expense), net	(11,107)	--

(LOSS) INCOME BEFORE TAX	(246,462)	(594,462)
INCOME TAX (Note 11)	(62,210)	43,554

NET LOSS	$ (308,672)	$ (550,908)
Other comprehensive loss
Foreign currency translation loss	(30,928)	--
COMPREHENSIVE LOSS	(339,600)	(550,908)

BASIC DILUTED LOSS (EARNINGS) PER SHARE	(0.02)	(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,000,000	17,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common Stock	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Additional Paid-in	Total Stockholder’s Equity (Capital
	Shares	Amount	(Loss)	Deficit)	Capital	Deficit)
BALANCE, DECEMBER 31, 2002	137,700	$ 1,377	--	$ 535,507	--	$ 536,884
Net (loss) for the year	--	--	--	(487,045)	--	(487,045)

BALANCE, DECEMBER 31, 2003	137,700	1,377	--	48,462	--	49,839
Common Stock, $.001 par value, 75,000,000
authorized, 17,000,000 issued and
outstanding (Note 19)	17,000,000	17,000	--	--	--	17,000
To give effect to the acquisition of EP
as of December 31, 2004 (Note 19)	(137,700)	(1,377)	--	--	--	(1,377)
Pre acquisition (deficit) of Sunrise
Energy Resources Inc.	--	--	--	--	$(66,509)	(66,509)
Net (loss) for the year	--	--	--	(592,481)	--	(592,481)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	--	(544,019)	(66,509)	(593,528)
Net loss for the nine months ended	--	--	--	(308,672)	--	(308,672)
Comprehensive loss for the period	--	--	(30,928)	--	--	(30,928)

BALANCE, SEPTEMBER 30, 2005	17,000,000	$ 17,000	$(30,928)	$(852,691)	$(66,509)	$(933,128)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the nine months ended September 30,
	2005	2004
CASH USED IN OPERATING ACTIVITIES:
Net (loss) income from continuing operations for the period	$(339,600)	$(550,908)
Adjustments to reconcile net loss from continuing
operations to net cash in operating activities:
Tax fines and penalties accruals	--	301,831
Depreciation expense	206,648	204,578
Supplier's fines and penalties accruals	1,002	75,767
Loss on disposal of fixed assets	37,293	(8,921)
Provision for doubtful accounts	23,647	(1,209)
Deferred tax (gain) expense	(34,006)	(43,583)
Net accrued interest	1,665	(6,616)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(36,802)	102,078
(Increase) in other accounts receivable and prepayments	(262,174)	(401,155)
(Increase) decrease in inventories	(22,754)	58,600
(Increase) decrease in taxes receivable	(29,645)	69,022
Increase (decrease) in accounts payable	206,053	(346,447)
Increase (decrease) in taxes payable	181,113	(54,568)
Increase in other accounts payable and accruals	212,928	46,555
Increase in prepayments for oil and gas	337,658	84,818

	483,026	(470,158)
CASH PROVIDED BY FINANCING ACTIVITIES:
Long term loans received	100,000	--
Short term loans received	--	534,815

	100,000	534,815
CASH USED IN INVESTING ACTIVITY:
Purchase of property, plant and equipment	(623,919)	(44,474)
Effect of exchange rate changes	48,901	1,350

INCREASE IN CASH:	8,008	21,533
CASH, at the beginning of the period	15,082	1,959

CASH, at the end of the period	$ 23,090	$ 23,492

INCOME TAX PAID	$ 96,554	--

INTEREST PAID	$ 98,519	$ 18,537

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

The current principal activities of Esko Pivnich are conducted in the form of production sharing agreements (PSA), which as of September 30, 2005 included the following:

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

The number of employees of the Company at September 30, 2005 and December 31, 2004 was 46 and 20, respectively.

2.       PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation – These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going concern — The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $308,672 and $550,908 during the nine months ended September 30, 2005 and 2004, respectively, and, as of September 30, 2005 and December 31, 2004 the Company’s current liabilities exceeded its current assets by $1,349,697 and $699,766, respectively. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

The prevailing exchange rates at September 30, 2005 and December 31, 2004 were approximately 1 U.S. dollar to 5.0500 and 5.3054 Ukrainian Hrivnas, respectively. For the September 30, 2005 and 2004, the average exchange rate for 1U.S. dollar was 5.1321 and 5.3196 Ukrainian Hrivnas, respectively.

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

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of September 30, 2005 and December 31, 2004 consisted mainly of the UAH and USD denominated current accounts.

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

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

Because the reverse merger was effective December 31, 2004, the 2004 earnings (loss) per share is calculated as if the total shares as of the end of the year were outstanding during the entire year. Prior period earnings (loss) per share are not presented.

Comprehensive Income — Statement of SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Foreign exchange measurement gains and losses of the Company are reflected in Comprehensive gains and losses.

Since foreign exchange measurement losses were immaterial prior to the period ended September 30, 2005, they have not been reclassified from the net income and loss as of December 31, 2004.

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

5.    ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2005 and December 31, 2004 consisted of the following:

	9/30/2005	12/31/2004
Angronafta	--	$ 9,352

Total	--	9,352

CJSC Infox, related party	$720,797	699,292

Total	$720,797	$708,644

Accounts receivable as of September 30, 2005 and December 31, 2004 consisted primarily of the accounts receivable from CJSC Infox, related party, in amounts of $720,797 and $699,292, respectively.

Account receivable from Angronafta as of December 31, 2004 is due for crude oil sold in 2004, whereas the receivable from CJSC Infox, related party, comprised from several crude oil shipments which took place in 2004 and 2003. No provision for these accounts was accrued; management of the Company assesses both amounts as recoverable during 2005.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

6    OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of September 30, 2005 and December 31, 2004 consisted of the following:

	9/30/2005	12/31/2004
Vixen JLM	$ 511,069	$ 364,515
Okhtirkaneftegas (Note 22)	198,880	189,306
Bukros	94,059	46,179
Vector NDI	29,065	27,666
KAM	18,809	17,904
Aqua-Service	7,272	--
Okhtirkaneftegas - advance for production
services	7,112	--
Valmi	5,574	--
Other	33,953	33,758
Less provision for doubtful accounts	(70,867)	(44,582)

Total	$ 834,926	$ 634,746

Pari, related party	67,743	5,749

Total	$ 902,669	$ 640,495

Other accounts receivable and prepayments as at September 30, 2005 and December 31, 2004 comprised mostly of advances paid to Vixen JLM and Okhtirkaneftegas in amounts of $511,069 and $198,880 (2004: $364,515 and $189,306), respectively. The advance paid to Vixen JLM is a deposit toward well casings to be delivered during 2005. The amount paid to Okhtirkaneftegas is currently pending litigation (Note 22), though no provision has been accrued against it based on the management anticipation of the possibility of offsetting such amount against services to be purchased from Okhtirkaneftegas during 2005.

Other accounts receivable as of September 30, 2005 and December 31, 2004 represent prepayments relating to office repairs and office rent, Vector NDI, KAM, Aqua-Service and Valmi – in amounts of $29,065, $18,809, $7,272 and $5,574 (2004: $27,666, $17,904, $none and $none), respectively.

7.     INVENTORIES

Inventories as of as of September 30, 2005 and December 31, 2004 consisted of the following:

	9/30/2005	12/31/2004
Crude oil - at cost	$22,861	$36,031
Other consumables and spare parts	35,924	--

Total	$58,785	$36,031

Inventories as of September 30, 2005 and December 31, 2004 were represented by the crude oil balance in amount of 731 bbls and 1,585 bbls, respectively, and certain spare parts in amount of $35,924 and $none, respectively.

Inventories as of December 31, 2004 were represented by the technical crude oil balance produced at the end of December 2004 and valued at full cost of its production. The above balances were liquidated at a discount in the beginning of 2005.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

8.    TAXES RECEIVABLE

Taxes receivable as of September 30, 2005 and December 31, 2004 consisted of the following:

	9/30/2005	12/31/2004
VAT receivable	$132,637	$124,012
Other tax prepaid	21,044	24

Total	$153,681	$124,036

Taxes receivable balance as of September 30, 2005 and December 31, 2004 represented by VAT receivable and other advance tax payments in amounts of $132,637 and $21,044 (2004: $124,012 and $24), respectively. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.    PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment as of September 30, 2005 and December 31, 2004 consisted of the following:

	9/30/2005	12/31/2004
Oil & gas facilities improvements and work	$ 1,681,508	$ 1,043,813
over costs
Office equipment	61,903	51,920
Construction in progress	69,662	93,421

	1,813,073	1,189,154
Accumulated Depreciation	(884,361)	(640,420)

Net Book Value	$ 928,712	$ 548,734

10.    LONG-TERM FINANCIAL INVESTMENT

Long-term investment as of September 30, 2005 and December 31, 2004 represented 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

11.   INCOME TAX

     The Company’s provision for income tax for the periods ended September 30, 2005 and 2004 is as follows:

	9/30/2005	9/30/2004
Current tax	$ 95,010	$ 29
Deferred tax gain	(32,800)	(43,583)

Total income tax expense (benefit)	$ 62,210	$(43,554)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

The change for the periods ended September 30, 2005 and December 31, 2004 in the Company’s deferred tax position is as follows:

	9/30/2005	12/31/2004
Net liability at the beginning of the period	$17,218	$(40,451)
Charged to income for the period	34,006	57,669

Net asset at the end of the period	$51,224	$ 17,218

The tax effect on the major temporary differences that give rise to the deferred tax assets as at September 30, 2005 and December 31, 2004 is presented below:

	9/30/2005	12/31/2004
Temporary differences that give rise to
deferred tax assets
Provision for doubtful receivables	$ 70,867	$44,582
Valuation of VAT receivable	11,122	8,976
Low value items written off	14,192	11,822
Difference in depreciable value of
property, plant and equipment	108,716	3,493

Total	$204,897	$68,873

The deferred tax assets as at September 30, 2005 and December 31, 2004, calculated at effective Ukrainian income tax rate of 25%, is consisted of the following:

	9/30/2005	12/31/2004
Deferred tax assets
Provision for doubtful receivables	$17,717	$11,146
Valuation of VAT receivable	2,780	2,244
Low value items written off	3,548	2,956
Difference in depreciable value of
property, plant and equipment	27,179	872

Total	$51,224	$17,218

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

The taxation charge for the periods is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	09/30/2005	12/31/2004
(Loss) before income tax and minority
interest	$(277,390)	$(594,462)
Theoretical income tax benefit at
statutory rate of 25%	(69,347)	(148,616)
Adjustments due to:
Tax effect of (expenses) that are not
deductible in determining taxable profit	7,137	192,170

Income tax (benefit)	$(62,210)	$ 43,554

As of September 30, 2005 and December 31, 2004 the Company had no loss carry forward for Ukrainian statutory income tax purposes.

12.   ACCOUNTS PAYABLE

     Accounts payable as of September 30, 2005 and December 31, 2004 consisted of the following:

	9/30/2005	12/31/2004
Okhtirkaneftegas	$181,681	$196,875
Kachanozovsky GPZ	25,792	20,995
Other	12,157	12,157

	$219,630	$230,027

CJSC Infox, related party	592,615	376,165

Total	$812,245	$606,192

Third parties accounts payable balances as of September 30, 2005 and December 31, 2004 were comprised mostly of payable to Okhtirkaneftegas and Kachanozovsky GPZ for services in amounts of $181,681 and $25,792 (2004:$196,875 and $20,995), respectively.

The amount payable to the related party, CJSC Infox, as of September 30, 2005 and  December 31, 2004 in the amounts of $592,615 and $376,165, respectively, is related to rehabilitation and repair services for wells, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

13.    TAXES PAYABLE

Taxes payable as of September 30, 2005 and December 31, 2004 consisted of the following:

	9/30/2005	12/31/2004
Fines and penalties	$598,324	$569,521
VAT	223,745	171,082
Profit tax	65,366	76
Exploration tax	37,018	10,544
Resource Tax	7,259	2,392
Social insurance	3,940	1,778
Personal Income Tax	1,244	391

Total	$936,897	$755,784

Taxes payable as of September 30, 2005 and December 31, 2004 represent fines and penalties accrued in connection with litigation described in Note 20, and VAT payable in amounts of $598,324 and $223,745 (2004: $569,521 and $171,082), respectively. VAT payable relates mostly to sales made during nine months of 2005 and in 2004. Based on the current Ukrainian law VAT payable may not be set off against VAT receivable (See also Note 22).

14.    SHORT TERM BANK LOANS

Short-term bank loans as of September 30, 2005 and December 31, 2004 consisted of the following:

	%, currency	9/30/2005	12/31/2004
	26%, Ukrainian	$514,851	$490,067
AB Clearing House	Hrivnas

Total dated Sept. 17, 2004
due Nov. 19, 2005		$514,851	$490,067

The loan from AB Clearing House outstanding as at September 30, 2005 and December 31, 2004 is secured by the Company’s title to well casings purchased under an agreement dated July 20, 2004. Proceeds of the loans were used mainly for immediate working capital requirements.

Interest expense for the nine months ended September 30, 2005 and 2004 was incurred in respect of the credit line facility obtained from AB Clearing House in the amount of $98,519 and $51,036, respectively, which represented the interest rate of 26% per annum.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

15.    SHORT TERM NOTES PAYABLE

Notes payable as of September 30, 2005 and December 31, 2004 consisted of the following:

	9/30/2005	12/31/2004
Astark	$14,258	--
Sipay	5,340	--

Total	$19,598	--

Promissory notes issued in November 2002 at no interest and payable not earlier than November 5, 2005 represent amounts payable to Astark and Sipay as of September 30, 2005 and as of December 31, 2004 this amounts were reflected as long term payables (See Note 19). Any valuation adjustment due to the lack of interest has not been calculated.

16.    OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of September 30, 2005 and December 31, 2004 consisted of the following:

	Details	9/30/2005	12/31/2004
Chernigovneftegasgeology	Research and geology	$102,397	$ 67,670
Atlantis Techno, LLC	Research and geology	49,805	47,407
Fort Trade PP	Research and geology	46,337	--
Mrs. Vasilishina T.V	Advance to employee	33,660	16,056
Mr. Golovko O.I	Advance to employee	19,812	27,425
	Prepaid for repair
Kiirahbud	and construction	19,802	18,849
Poltavneftegasgeology	Research and geology	17,997	17,131
ICR Engineering	Research and geology	15,500	15,502
Mr. Vasilenkov O.S	Advance to employee	7,580	--
Payroll and other settlements with
employees		1,869	5,920
Other		19,205	19,102

Total		$333,964	$235,062

Advances from former shareholders		150,691	35,000

Total		$484,655	$270,062

Other accounts payable and accruals as of September 30, 2005 and December 31, 2004 mostly consisted of advances from former shareholders and other non-recurring research and development, geological and exploration works, as well as payroll, short-term advances to employees and other prepayments for repair and constructions services.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

17.    PREPAYMENTS FOR OIL AND GAS

     Prepayments for oil and gas as of September 30, 2005 and 2004 consisted of the following:

	Details	9/30/2005	12/31/2004
Angronafta	Prepaid for oil & gas	$247,682	--
Bukros	Prepaid for oil & gas	48,515	$46,179
Ans TOV	Prepaid for oil & gas	39,604	--
Torpeda PP	Prepaid for oil & gas	32,383	--
RosAnt	Prepaid for oil & gas	24,950	23,749
Strim TOV	Prepaid for oil & gas	13,699	--
Naftoimpex	Prepaid for oil & gas	10,693	10,178
Quant Plus	Prepaid for oil & gas	4,950	4,712

Total		$422,476	$84,818

As at September 30, 2005 and December 31, 2004 prepayments for oil and gas represents amounts prepaid to the Company by customers.

18.   PROFIT INTEREST PAYABLE

Profit interest payable as of September 30, 2005 and December 31, 2004 consisted of the following:

	9/30/2005	12/31/2004
Poltavaneftegasgeologiya	$17,997	$17,131

Total	$17,997	$17,131

Profit interest payable was accrued and partially paid by the Company in respect to profits earned for 2002 year in accordance with PSA # 01-SD dated April 26, 2000.

19.    LONG-TERM PAYABLE

Long term payable as of September 30, 2005 and December 31, 2004 consisted of the following:

	Issue date/ Effective date	Due not earlier than	9/30/2005	12/31/2004
Fort Trade	Nov-	Nov- 2009	$465,347	$442,945
	2004
	Nov-
Astark	2002	Nov - 2005	--	13,571
	Nov-
Sipay	2002	Nov - 2005	--	5,083
Zaccam	March 5,	March 5,
Trading, Ltd.	2005	2015	100,000	--

Total			$565,347	$461,599

Fort Trade is a related party and the Company is not required to recognize any deferred interest on this interest free note. Any valuation adjustment due to the lack of interest has not been calculated.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

Long term payable to Zaccam Trading, Ltd., which is a related party, as of September 30, 2005 represents an uncollateralized credit line facility with a limit of indebtedness of $5,000,000. Interest at 3% per annum is charged on any amount actually utilized and is payable annually.

20.    SHAREHOLDERS’ EQUITY

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

No dividends were declared or paid by the Company during the nine months ended September 30, 2005.

21.    RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of September 30, 2005 and  December 31, 2004 see Notes 4, 5, 6, 12, 16 and 19.

22.    COMMITMENTS AND CONTINGENCIES

Licenses’ commitments – During 2004 the Company received geological and exploration license agreements to develop Karaikozovsk’s, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

	Period	Amount
Rogan field	2005-2009	$ 2,922,772
Rakitnyansk field	2005-2009	3,938,614
Karaikozovsk’s field	2005-2009	4,241,584

Total		$11,102,970

Environmental remediation – Under the laws of Ukraine the Company is obligated to conform to certain environmental remediation obligations related to the oil and gas production activities. This amount can not be estimated but is considered to not be material.

Lease commitments – The Company leases office space and the rent is disclosed in other notes. The Company’s future lease commitments as of September 30, 2005 are as follows:

2005
2005	$13,935

Litigation – The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

JSC Ukrneft, Okhtirkaneftegas – In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, in respect to the advance paid by the Company in 2002 in amount of $198,880 to complete certain capital construction works under the terms of PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after the number of hearings by the courts of different levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance without further delays. As of September 30, 2005 the balance had not been paid.

Taxes – During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $598,324 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full. The Company has filed an appeal against the State Tax Inspection of Podolsk region, Kiev, protesting and the Company believes it will prevail.

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

23.    CONCENTRATION OF BUSINESS RISK

The Company’s operating activities are limited to Ukraine. Laws and regulations affecting businesses operating in Ukraine are subject to rapid changes and the Company’s assets and operations could be at risk due to negative changes in the political and business environment.

24.    RISK MANAGEMENT POLICIES

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

Sales to major customers were:

	09/30/2005	09/30/2004
Agrotemp (oil produced)	$ 310,111	--
Ukrtatnafta ZAT (oil produced)	277,882	--
Varadero (oil produced)	253,747	--
Torpeda (oil resold)	72,778	--
Okhtirkaneftegas (gas produced)	44,348	--
CJSC Ukrnafta	--	$138,976
Agronafta	--	26,854
Other	597,663	--

Total	$1,556,529	$165,830

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during 2004 and nine months ended September 30, 2005.

There is limited or no comparability for revenue and operating expense to the comparable periods in 2004 and 2005, as sales and production were suspended in spring 2003 and were not resumed until January 2005.

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

On or around May 31, 2005 Esko-Pivnich, the Company’s wholly-owned operating subsidiary completed the construction of a new storage and separation facility with a total storage capacity of approximately 200 tons (1,460 bbls). The new facility commenced operations on July 15, 2005. The new facility is designed to decrease the Company’s operating expenses, resulting from reduced fees that were previously paid to Okhtirkaneftegaz, the state-owned Oil & Gas Company for similar services. In addition, the launch of the new facilities will enable the Company to reduce crude losses during extraction, separation and storage.

On or around June 21, 2005 the Company completed scheduled workovers and repairs on Well #3. Since the completion of the above workovers and repairs, over 1000 barrels of oil has been extracted from this well during the test runs. The well was launched into commercial production in third quarter of 2005.

The Company entered into an agreement with Chernigivneftegazgeologia, a Ukrainian oil & gas engineering contractor to drill a new production Well #21. The anticipated construction costs of around US$1.2 million are expected to be financed out of the operating cashflow, vendor loans and bank loans.

Results of Operations

Oil and gas production and revenue

With the exception of testing flow runs, no commercial volumes were produced from Karaikozovsk’s property during the year ended December 31, 2004 pending the issuance of the new operating license and the conclusion of new production sharing agreement (see above for additional discussion). The crude oil extracted under the test runs conducted during 2004 amounted to 2,552 Bbls of which approximately 1,585 Bbls remained in the Company’s inventory at the end of the year. The crude oil balance as of  September 30, 2005  amounted to 731 Bbls.

During the nine months ended September 30, 2005, Esko Pivnich produced 32,984 barrels (“Bbls”) of crude oil and 50,029 thousands of cubic feet (“MCFs”) of natural gas, respectively. Crude oil and gas production during the first and second quarters 2005 was generally limited to well#2 of Karaikozovsk’s field as commercial production from Well#3 was just establishing while in the third quarter of 2005 crude oil and gas were produced from Karaikozovsk’s field, Well#3.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. During the nine months period ended September 30, 2005 Esko Pivnich sold its internally produced 33,748 Bbls of crude oil at the average prices of $44 per barrel translating into net revenues from sales of internally produced oil of $1,384,842. Also for the nine months 2005 the Company sold 50,029 MCFs of internally produced gas at average prices of $0.89 translating into revenues of $44,348.

Additionally we sold 2,160 bbls of purchased crude oil at the average price of $59 per barrel translating into revenues of $127,339.

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil and natural gas are sold at the pipeline measuring node and are subject or free of any transportation costs depending on the terms of specific customer agreements.

Exploration

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended September 30, 2005 and 2004 we incurred $236,210 and $16,583, respectively in exploration expenses. The increase is primarily due to the fact that the new license for Karaikozovsk’s property was not issued until July 2004.

The Company expects significant exploration expense in 2005-2008 due to the new operating licenses obtained in 2005, including licenses for two new fields, Rogan and Rakitnyansk, and significant investment obligations attached to them, based on the concluded license agreement with the Ministry of Resources of Ukraine (see above).

During the periods ended September 30, 2005 and 2004, the Exploration and Resource taxes, amounted to $340,257 and $36,193, respectively.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements.

Oil and gas production equipment and work over costs contributed the most into the depreciation expense for the periods ended September 30, 2005 and 2004 in total amounts of $206,648 and $204,578.

Sales, general and administrative expenses

Sales, general and administrative expenses for the period ended September 30, 2005 increased to $508,770 from $70,461 in the period ended September 30, 2004 mainly due to the increase in insurance expense (2005:2004 – $69,710 and $none), legal, audit and professional services (2005:2004 — $171,674 and $28,044), office rent (2005:2004 — $41,364 and 9,222), as well as transportation expenses (2005:2004 $61,606 and $2,100) and payroll (2005:2004 – $123,710 and $22,588).

In March 2005 the Company insured its business continuity risks. The above insurance premium was paid in respect to March – June 2005 period only. Legal and professional services increased mainly due to the recurring legislation disputes and audit fees, while transportation and payroll expense increased due to the increase in Company’s operations and opening new office in New York in 2005.

Interest income (expense)

Interest income, for the nine months ended September 30, 2005 and 2004, totaled $582 and $56,640, respectively, representing interest received on the balance of bank accounts of $582 (2004: $58), respectively. As of September 30, 2004 amounts of $49,966 and $1,917 represents gain on foreign exchange transactions of Esko Pivnich and profit interest receivable from Infox, related party, respectively.

Interest expense, for the nine months ended September 30, 2005 and 2004, totaled $100,184 and $18,541, respectively, and consisted of interest paid in respect to the credit line facility obtained from AB Clearing House in amount of $98,519 (2004: $18,541), respectively, and amounts arising from VAT discounting of $1,665 (2004: gain of $4,699), respectively (See Note 8).

Interest expense for the nine months ended September 30, 2005 related to the short-term bank loan obtained from AB Clearing House in the amount of $514,851 bearing interest at 26%. Proceeds of the loan were used mainly for immediate working capital requirements.

Long term Credit line facility

On March 5, 2005 the Company entered into the agreement with Zaccam Trading, Ltd., a related party, to obtain a long term credit line facility with an indebtedness limit of $5,000,000 bearing 3% per annum. Interest is to be charged on the actual sum of debt for the actual period of using the funds and is payable annually. As of September 30, 2005, the amount payable to Zaccam Trading, Ltd. totaled $100,000 repayable on March 5, 2015. Proceeds from the loan were used to meet immediate working capital requirements (See Note 19).

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich establishes steady production of oil and gas in Ukraine. As at September 30, 2005 and December 31, 2004 the Company had total current assets of $1,859,022 and $1,524,288 and total current liabilities of $3,208,719 and $2,224,054. As at September 30, 2005 and 2004, the Company had cash balances of $23,090 and $15,082 and a working capital deficit of $1,349,697 and $699,766.

We are currently discussing various financing options with private investors that include Company shareholders however, no assurance can be provided as to if, and when and in what amount the Company may receive such new financing. Failure to timely receive such financing may cause us to significantly curtail or altogether suspend our capital expenditure program. This may, in turn, have material adverse effect on our production activities.

Cash flow

Cash provided by (used in) operating activities for the periods ended  September 30, 2005 and 2004 amounted to $483,026 and $(470,158). Significant cash inflow in the period ended September 30, 2005, as compared to the respective period in 2004, was primarily caused by the increase in trade and other accounts payable, prepayments and taxes payable of $206,053, $212,928, $337,658 and $181,113, respectively. Though, during the nine months ended September 30, 2004 there was cash outflow due to the increase in other accounts receivable in amount of $401,155, as well as decrease in accounts and taxes payable of $346,477 and $54,568, respectively.

Main operating activities were suspended in 2004 providing no base for operating cash flows comparison with 2005.

Cash inflow from financing activities was provided by long-term loan received in 2005 and short-term loan received in 2004 in the amounts of $100,000 and $534,815, respectively. Funds were used to finance immediate requirement of circulating assets.

During nine month of 2005 and 2004, the Company invested in workovers a total amount of $623,919 and $44,474. Significant increase in capital expenditure in the period ended September 30, 2005 was caused by the renewal of the production sharing and main operating license agreements as compared to 2004.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $308,672 and $550,908 during the periods ended September 30, 2005 and 2004, respectively, and, as of September 30, 2005 and 2004, the Company’s current liabilities exceeded its current assets by $1,349,697 and $699,766, respectively. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

The prevailing exchange rates at September 30, 2005 and December 31, 2004 were approximately 1 U.S. dollar to 5.0500 and 5.3054 Ukrainian Hrivnas, respectively. For the September 30, 2005 and 2004, the average exchange rate for 1U.S. dollar was 5.1321 and 5.3196 Ukrainian Hrivnas, respectively.

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

Our oil and gas reserve data and estimated future net cash flows have been prepared assuming we are successful in timely renewal of operating license agreements and negotiating production sharing terms which will allow constant production rates for the expected 10 year period.  In accordance with the effective PSA, the profit sharing rate payable by the Company after the initial investment has been recovered equals 20%. (See above detailed description of the main terms of the standardized production sharing agreements concluded with the State of Ukraine). Also in 2005 the Company plans to complete construction of own gas separation facilities that will allow significantly reduce the cost of services currently purchased under the production sharing agreement (PSA) from the state-owned entity with which we are a contract partner, Okhtirkaneftegas.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets ("SFAS No. 153") to eliminate an exception from fair value measurement in APB Opinion No. 29, for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is not expected to effect our consolidated financial statements.

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

As used in this quarterly report, the terms "we", "us", "our", "Company" and "Sunrise" mean Sunrise Energy Resources, Inc., whereas the term "Group" means Sunrise Energy Resources, Inc. and its consolidated subsidiary, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of September 30, 2005 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and their consolidated subsidiary is recorded, processed , summarized and reported within the time periods specified by the SEC’ s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

JSC Ukrneft, Okhtirkaneftegas

In 2003 the Company initiated legal proceedings against JSC Ukrneft, Okhtirkaneftegas, with respect to certain advance payments made by EP in 2002, which totaled $198,683. The payments were made in order to complete certain construction work under the terms of the PSA # 01-SD, dated April 26, 2000 (see: Notes 4 and 6 of the Consolidated Financial Statements). In April 2004 after the conclusion of legal proceedings in courts of first and appellate levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance without further delays. As of September 30, 2005 the balance had not been paid.

Taxes

During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $598,324, which was made in relation to the 2003 and 2002 tax years. The amounts were accrued in the respective consolidated financial statements in full (see: Note 13 of the Consolidated Financial Statements). The Company has filed an appeal against the State Tax Inspection of Podolsk region, Kiev, protesting the above sums. The Company believes it has legal and factual basis upon which to overcome the tax authority’s decision.

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

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on June 28, 2005.

The following Unaudited Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the nine months ended September 30, 2005.

Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

Notes to the Consolidated Financial Statements for the nine months ended September 30, 2005 and 2004 and year ended December 31, 2004

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

Sunrise Energy Resources, Inc.
/s Konstantin Tsirulnikov
Date: November 14, 2005	Konstantin Tsirulnikov
President and Chief Executive Officer