Form 10KSB
period 2005-12-31
SUNRISE ENERGY RESOURCES INC
filed 2006-03-31
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2005

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

Check weather the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

State issuer’s revenues for its most recent fiscal year: $1,762,631

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 27, 2006 within past 60 days: $16,474,573.

As of March 27, 2006, the Registrant had 17,161,014 shares of common stock issued and outstanding, or committed for issuance, of which, issuance of 10,640,914 and 161,014 shares is subject to the closing of the transactions to acquire Registrant’s operating subsidiaries.

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

As used in this annual report, the terms “we”, “us”, “our”, “Company” and “Sunrise” means Sunrise Energy Resources, Inc. and its consolidated subsidiary, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

COMPANY OVERVIEW

Sunrise Energy Resources, Inc. (“Sunrise” or the “Company”) was incorporated in the State of Delaware on April 1 1991. We are engaged in the development and production of oil and gas properties. Our business activities are primarily conducted in Ukraine and our primary oil and gas property is located in Kharkov Region. Our activities on the property are governed by License number 2489 issued by the Ukrainian State Licensing Agency, on July 2, 2004 for a period of 5 years, which is further subject to the fulfillment of the license agreement investment terms. In addition to the above mentioned license, in 2004 we were granted License Number 2581 and License Number 2507 for the exploration and development of the Rogan and Rakitnyansk sites for a period of 5 years. During 2005 we have conducted a series of geological tests on the new licenses awarded to EP in order to establish the most efficient development scenario.

All of the operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned subsidiary, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich”), a Ukrainian Closed Joint Stock Company (CJSC) established on January 20, 2000 under the laws of Ukraine. The primary business activities of Esko Pivnich are oil and gas exploration, production and distribution in the country of Ukraine. On October 4, 2004 Sunrise Energy Resources Inc. and certain stockholders of Sunrise Energy Resources Inc. entered into a Stock Purchase Agreement and Plan of Reorganization with the shareholders of Esko Pivnich (the “Agreement”). Pursuant to the Agreement, Sunrise Energy Resources Inc. has acquired all of the outstanding common stock of Esko Pivnich, an oil and gas production and development company incorporated and operating in Ukraine. In addition, certain stockholders of Sunrise Energy Resources Inc. sold 5.0 million shares to shareholders of Esko Pivnich (“EP Shareholders”), and the Company also issued 10,479,900 shares to certain EP Shareholders. As a result of the transaction, Sunrise holds Esko Pivnich as a wholly-owned subsidiary and Company’s business focuses on oil and gas production and development in Ukraine.

On or about January 31, 2005, Nevwest Securities Corp has filed with the NASD Form 15c-211 and related information on behalf of the Company to act as a market maker for the Company’s securities. On or about May 23, 2005, Company’s common shares were approved for trading on the OTCBB under the symbol SEYR.

As of December 31, 2005, EP’s estimated total proved reserves were around 7.8 million barrels of oil (“MMBBLS”). All of these reserves are located in the Karaikozovsk’s field in Ukraine. The present value of estimated future net reserves before income taxes discounted at 10% per annum based on market prices at the end of 2005, with assumptions held constant throughout the estimated production life of the reserves (“10% Present Value”) was around $21 million. The amount of the reserves stated in accordance with the Ukrainian statutory guidelines has been appraised by Ukraine’s State Reserve Committee and the net present value of such reserves has been calculated by EP’s specialists. The amount and valuation of the above reserves have not been restated in accordance with the SEC guidelines and have not been reviewed by an independent internationally recognized petroleum engineering company. Sunrise plans to engage an internationally recognized petroleum engineering company in 2006 to perform an independent valuation and restatement of the reserves in accordance with the above mentioned SEC guidelines for the reserves included in the Karaikozovsk’s and other licenses.

On January 20, 2006, Sunrise Energy Resources, Inc. executed a share purchase agreement with the shareholders of Pari, Ltd. The board of directors of Sunrise Energy Resources, Inc. approved the transaction on February 9, 2006.

According to the Ukrainian Government Reserve Report, Pari, Ltd. has proven reserves of approximately 106.2 BCF of gas in Niklovitskoe field located in Lviv region of Western Ukraine and 4.1 BCF in Sheremetyevskoye field located in Chernovtsi region of Western Ukraine. Pari, Ltd. holds an exploration license that expires in July 2009 for the above properties and the following other undeveloped properties located in Western Ukraine: Peremyshlyanskaya, Chukvinskaya in Lviv region, and Pilipovskaya in Ivano-Frankivsk region. In total, the possible reserves of Pari, Ltd. amount to approximately 24 MMBBLS.

Availability of Reports

Sunrise’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (a) of the Securities Act of 1934 are available from the Securities and Exchange Commission and can be found on the SEC’s website at www.sec.gov.

Strategy

Our business strategy is to expand production of the Karaikozovsk’s property following the completion of workovers on the existing wells. In addition, we plan to drill two other wells on the property to increase production and produce proven recoverable reserves. We intend to continue conducting geological tests on the new licenses awarded to EP in order to establish the most efficient development scenario. We will increase our reserves, production and cash flow through (a) the acquisition and development of oil and gas properties (b) exploring for new reserves on the existing properties; and (c) optimizing production and value from the existing reserve base.

Drilling Activity

During the 2005, EP carried out the necessary workovers on the existing Wells #2 and #3 on the Karaikozovsk’s property and launching these wells into commercial production. In 2005 the Company entered into an agreement with Chernigivneftegazgeologia, a Ukrainian oil&gas engineering contractor to drill a new production Well #21. The anticipated construction costs of around US$1.2 million are expected to be financed out of the operating cashflow, vendor loans and bank loans.

Customers

During 2005 EP produced approximately 39 MBBLS of crude oil, respectively. In addition, EP produced 59 MMCF of natural gas during 2005. In 2004, EP did not have any production due to the expiration of its previous development license, which was renewed in early 2005. The produced Oil & Gas were separated and primed to pipeline grade at Kachanozovskiy refinery and sold to end-buyers, which were mostly independent oil & gas traders.

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

Taxation in Ukraine

As a Ukrainian resident entity, Esko Pivnich is subject to all applicable Ukrainian taxes, many of which currently impose a significant burden on profits. The most significant Ukrainian taxes and duties affecting Esko Pivnich include:

1.   20% value added tax, applicable only to domestic sale of goods in Ukraine. No value added tax is payable for goods exported tothe
West from Ukraine and denominated in foreign currency.

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

4.   A number of payroll related taxes and duties, such as Statutory Pension Fund, Social Insurance Fund, Unemployment Fund, and Emergency Insurance Fund. The official rates applicable to the respective funds in 2005 and in the nearest future are set out below:

Name	% rate accrued on the net payroll and payable by the Company	% rate accrued on the total payroll and payable by the employee
Statutory Pension Fund	32.3%	2.0%
Social Insurance Fund	2.90%	1.0%
Unemployment Fund	1.60%	0.5%
Emergency Insurance Fund	2.62%	0.5%
Personal Income Tax	—	13.0%

Total payable	39.42%	17.0%

5.  At present, three main taxes are levied on extracted oil and gas in Ukraine. While the rates and computation technique underwentcertain changes during 2002-2006, the applicable rates during 2005 were as follows:

Name	Rate per 1 Bbl accrued on the total produced OIL	Rate per 1 MCF accrued on the total produced GAS
Exploration Tax	$ 15.0	$ 0.02
Mineral Resource Tax	$ 0.67	$ 0.05
Mineral Usage Tax	$ 0.27	$ 0.01

Total	$ 15.94	$ 0.08

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

Offices and Employees

Sunrise Energy Resource, Inc. carries its operations in the United States from its headquarters located in New York City at 551 Fifth Avenue, Suite 601, New York, NY 10017. EP’s offices in Ukraine are located at the following address: 10a Ryleeva St., Kiev, Ukraine. The Company currently has 46 full time employees, the majority of which are located in Ukraine with the remaining personnel located in Sunrise offices in New York.

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

Market risk

In the event of successful development of additional oil and gas reserves, the marketing of Sunrise’s production of oil and gas from such reserves may be dependent on market fluctuations and the availability of processing and refining facilities and transportation infrastructure, including access to shipping facilities, pipelines and pipeline capacity at economic tariff rates over which Sunrise may have limited or no control. Pipelines may be inadequately maintained and subject to capacity constraints and economic tariff rates may be increased with little or no notice and without taking into account producer concerns. In addition, EP’s ability to export oil and gas may depend on obtaining licenses and quotas, the granting of which may be at the discretion of the relevant regulatory authorities. There may be delays in obtaining such export licenses and quotas leading to the income receivable by Sunrise from the export of oil and gas being adversely affected

We may require significant time to achieve positive cash flow from operations. Until such time we will rely almost exclusively on external equity and debt financing to service our working capital and capital expenditure requirements including but not limited to approximately $4 million that will need to be raised in 2006 to meet the workover costs and new well drilling. The Company undertook significant efforts to raise the above financing in 2005 and expects that the financing will be raised during the first half of 2006.

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

Well Concentration

The majority of EP’s production comes from its interests in a very small number of oil and gas producing wells. This situation is expected to continue during 2006. Under EP’s development plans for the Karaikozovsk field, well concentration is expected to reduce significantly in 2006 and thereafter. While EP’s production remains concentrated from a relatively small number of wells, the loss or long-term disabling of any one well could have a material adverse affect on Sunrise’s overall production.

Competition

A number of other oil and gas companies operate, and are allowed to bid for exploration and production licenses and other services, in Ukraine and other countries in which Sunrise may operate in the future, thereby providing competition to EP. Larger companies, in particular, may have access to greater resources than Sunrise which may give them a competitive advantage.

Prices for oil and gas

The demand for, and price of, oil and gas is highly dependent on a variety of factors, including international supply and demand, the level of consumer demand, weather conditions, the price and availability of alternative fuels, actions taken by governments and international cartels, and global economic and political developments. International oil prices have fluctuated widely in recent years and may continue to fluctuate significantly in the future. The Company believes it may benefit significantly due to the recent changes in Ukrainian market for gas. In addition, and although not foreseen, the Ukrainian government may oblige domestic producers to sell oil or gas to the state or domestic purchasers at prices well below international levels for indeterminate periods of time.

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

Transferability of our common shares

Sunrise Energy Resources’ common stock is listed on the OTC Bulletin Board quotation system under the symbol SEYR.OB. On or about February 1, 2005 NevWest Securities, a NASD member firm filed Form 15c211 with the NASD to initiate quotation of our post transaction stock on the OTCBB quotation system. Our common stock began quotation on the OTC Bulletin Board on or about May 23, 2005.

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

Company’s offices in Ukraine are located at 10a Ryleeva Street Kiev, Ukraine. In addition, the Company’s subsidiary owns two operating wells, oil storage bunkers, workers accommodation huts, motor vehicles and supporting infrastructure and rents oil rigs.

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

Exploration and Producing Licenses

During 2004 the Company received geological and exploration license agreements to develop the Karaikozovsk’s, Rogan and Rakitnyansk fields. Particular information with respect to each of these licenses is listed in the following table:

No.	Date issued	Period	Object	Location	Activities
#2489	Dated 2	Valid	Karaikosivsk’s Field	Administrative	Geological
	July 2004 for:	Geographical	district: Kharkiv	Exploration
		5 (five)	coordinates:	Administrative	Including
		years	Northern latitude:	region:	commercial and
			1.50000'50"	Krasnokutsk	investigative
			2.50002'10"	Reference	mining development
			3.49057'10"	location:	of natural gas,
			4.49057'00"	10 km south of	crude oil
			Eastern longitude:	Krasnokutsk
35001'40"
35010'30"
35013'00"
35006'20"
#2581	Dated 18	Valid	Rogan Field	Administrative	Geological
	October	for:	Geographical	district: Kharkiv	exploration
	2004	5 (five)	coordinates:	Administrative	including
		years	Northern latitude:	region: Kharkiv,	commercial and
			1. 49054’50”	Chuguev reference	investigative
			2. 49053’30”	location: 2 km	mining development
			3. 49051’20”	west of	of natural gas,
			4. 49053’30”.	Krasnokutsk	crude oil
Eastern longitude:
36030’40”
36042’10”
36039’50”
36029’00”
#2507	Dated 22	Valid	Rakitnyansk Field	Administrative	Geological
	October	for:	Geographical	district: Kharkiv	exploration
	2004	5 (five)	coordinates: Northern	Administrative	including
		years	latitude:	region:	commercial and
			1. 49054’20”	Novodolazk, Valkiv	investigative
			2. 49052’50”		mining development
			3. 49051’00”		of natural gas,
			4. 49053’10		crude oil
Eastern longitude:
35048’50”
25056’00”
35056’00”
35047’00”
773076	Dated 28	November	Type of activity:
Series	October	5 2004 –	prospecting (exploring)
AA		November	of natural resources
		5 2009	geological support of
geo-exploration works.
Drilling of wells for
prospecting
(exploration) purposes
of oil and natural gas.
Assembly and
disassembly of drilling
equipment for purposes
of prospecting
(exploring) of oil and
gas.
Investigative and
commercial mining of
oil and gas deposits
cementing of
stabilizing columns,
major repairs,
conservation and
plugging of oil and gas
wells.
#775113	Dated 28	October	Building construction
Series	October	28 2004 –	activities
AA		October
2009
#867363	Dated 10	November	Supplying of natural
Series	November	21 2004 –	gas on an unregulated
AA		November	fare basis
20 2009

The following amounts of investments are required in accordance with the terms of the main exploration licenses agreements:

	Periods	Amount
Karaikozovsk’s field	2005-2009	$ 4,241,584
Rakitnyansk field	2005-2009	3,938,614
Rogan field	2005-2009	2,922,772
Total		$11,102,970

Overview of Regional Geology

The Company’s most explored and developed reserve is located in the Karaikozovsk’s property. All of Sunrise’s activities in 2003 were concentrated in the first production sharing agreement covering the development and exploration of this filed and the license granted to EP in relation to this property. The Karaikozovsk field is located along the northern border of the Dnieper-Donetsk depression. The uplift was discovered in 1957-1958 and involved structural drilling and mapping of the area. Additional studying of the area continued by conducting geophysical work in 1963 which reflected horizons of Mesozoic, Permian, Upper Carboniferous, and in 1971 – by middle and Lower Carboniferous. Through the detailed seismic investigations conducted in 1972-1973, the uplift was prepared for exploration drilling, which began in 1976. In 1981 Well #2 was tasted on the Serpukhovian deposits (producing horizons S-5, S-5a at depths 4981-5196 m). These tests resulted in a flow rate of 75 cu.m/day, using 10mm choke. In 1982 the field was registered on the state balance.

The total number of wells drilled in the area included: 12 wildcats and prospecting wells of which two proved commercially viable. The rocks carbonate-terrigenous thickness was uncovered from Quaternary to Lower Carboniferous (Visean stage).

The tectonic breakthrough divides the deposit into two parts: Lyubivskiy and Karaikozovsky.

Proved reserves

The proven reserves reported by the Ukrainian State Reserves Committee were as follows:

Proven reserves by productive layer		Well #2	Well #3		Total
C1 category Producing Horizon	Oil (MBBLS)	Dissolved Gas (MMCF)	Oil (MBBLS)	Dissolved Gas (MMCF)	Oil (MBBLS)	Dissolved Gas (MMCF)
C-4	—	—	—	—	—	—
C-4a	—	—	2,752	2,485	2,752	2,485
C-5	1,482	2,240	2,986	2,986	4,468	4,935
C-5a	423	630	—	—	423	630

	1,905	2,870	5,738	5,180	7,643	8,050

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

At present, Well #3 flows from the productive layer C4a. After 3 years of operation it will be transferred to productive layer C5. It is envisaged that the condensate layers will be accessed through a new well #21.

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

JSC Ukrneft, Okhtyrkaneftegaz

In 2003 the Company initiated legal proceedings against JSC Ukrneft, Okhtyrkaneftegaz, with respect to certain advance payments made by EP in 2002, which totaled $198,880. The payments were made in order to complete certain construction work under the terms of the PSA # 01-SD, dated April 26, 2000 (see: Notes 4 and 6 of the Consolidated Financial Statements). In April 2004 after the conclusion of legal proceedings in courts of first and appellate levels, the Supreme Court of Ukraine ordered Okhtyrkaneftegaz to pay the outstanding balance without further delays. As of March 27, 2006 the balance had not been paid. The Company plans to cancel PSA # 01-SD and to offset this amount against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2006.

Taxes

During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $598,324 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full (See Note 23 of the Consolidated Financial Statements). “Esko-Pivnich” has appealed and won, but the tax administration has submitted another appeal to the Supreme Civil Court of Kiev. The Supreme Civil Court had addressed the suit back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation which was exercised in February 2006. Since the investigation no hearings took place. Since the appeal has been won and had become effective, the Company believes there is a 100% of winning the case. However, because the government of Ukraine has not paid this balance and the political situation is uncertain, the liability has not been removed or reversed.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2005. The only matter submitted to a vote of our security holders during the year ended December 31, 2004, was a proposal for the Amendment and Restatement of the Company’s Certificate of Incorporation, which was approved by a written consent of holders holding a total of more than 90% of the outstanding shares. The Amended and Restated Certificate of Incorporations became effective September 30, 2004.

PART II:

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Sunrise Energy Resources’ common stock is listed on the OTC Bulletin Board quotation system under the symbol SEYR.OB. On or about February 1, 2005 NevWest Securities, a NASD member firm filed Form 15c211 with the NASD to initiate quotation of our post transaction stock on the OTCBB quotation system. Our common stock began quotation on the OTC Bulletin Board on or about May 23, 2005.

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock (obtained from Bloomberg) for the periods indicated below are as follows:

OTC Bulletin Board

Quarter ended	High	Low
June 30, 2005	$ 0.2	$ 0.2
September 30, 2005	$ 2.03	$ 1.75
December 31, 2005	$ 0.7	$ 0.7

Computershare Trust Company Inc., located at 350 Indiana Street Suite 800 Golden Colorado 80401 (Tel 303-262-0600 Fax 303-262-0700) is the registrar and transfer agent for our common shares.

As of March 27, 2006, we had 17,161,014 shares of common stock outstanding or committed for issuance, and approximately 1,400 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

As part of the transactions described above, Sunrise Energy Resources, Inc. has issued and delivered to the EP and Pari Shareholders a total of 10,479,900 and 161,014 shares of it’s common stock, respectively. The sale and subsequent transfer of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the purchaser had full information concerning the business and affairs of Company and all certificates issued bear appropriate restrictive legends. No underwriter was involved in the transaction.

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

We are currently in the process of engaging an independent petroleum engineering firm to review our estimates of proved reserves. The value under their review is supposed to represents estimated future net cash flows, and is based on prices at year-end calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 69, “Disclosures about Oil and Gas producing Activities.” Disclosure of this value and related reserves has been prepared in accordance with SEC Regulation S-X Rule 4-10 and is presented in Note 27 of the Notes to Consolidated Financial Statements.

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

Limited operating history; anticipated losses; uncertainly of future results

The Company has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Company will effectively execute its business plan or manage any growth of the business, or that the Company’s future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the demand for the Company’s products, the level of product and price competition, the Company’s success in setting up and expanding distribution channels, and whether the Company can control costs. Many of these factors are beyond the control of the Company. In addition, the Company’s future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the oil and gas industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation.

Political Risks

The market in Ukraine is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of capital investment in Ukrainian opportunities.

A number of factors, beyond the Company’s control and the effect of which cannot be accurately predicted may affect the marketing of the Company’s operations. These factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on oil and gas production and exports.

Risks Associated with International Markets

The Company transactions have thus far been entirely within Ukraine. However, the future success of the Company will depend in part on its ability to generate sales on international markets. There can be no assurance, however, that the Company will be successful in generating these sales. In addition, these will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country’s legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Company’s foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company’s offerings to the same extent as the laws of the United States. The Company has taken steps to mitigate these risks through profit sharing agreements with domestic Ukrainian companies, but there can be no assurance in the adequacy of these protection measures.

Although not all of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors is bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

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

Future Dilution

Our statutory documents authorize the issuance of 75,000,000 common shares, each with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the years ended December 31, 2005 and 2004.

There is limited or no comparability for revenue and operating expense to the comparable periods in 2003 and 2004, as sales and production were suspended in spring 2003 and were resumed only in January 2005.

Management’s key objectives for 2005 were:

o	Complete the workovers on Well #2 and Well#3 on the Karaikozovsk’s field;

o	Commence the construction of separation units on Well #2 and Well#3 on the Karaikozovsk’s field;

o	Commence conduction of geological and research works on Rogan and Rakitnyansk properties;

We believe that these key objectives were achieved in 2005. Our 2006 strategy for Karaikozovsk’s field includes completion of drilling workovers on Well #21. In addition, we will continue the exploration activities on Rogan and Rakitnyansk properties aiming to establish the optimal reservoir development scenarios.

Current Activities

During 2005, our production was limited to Well #2 and Well#3 of Karaikozovsk’s deposit. During the year we produced 31MBBLS from Well #2 and 8.7MBBLS from Well #3. The reduced production from Well #3 was caused by a reservoir pressure maintenance difficulties as well as increased downtime and lower flow rates caused by an exceptionally cold weather in January and December of 2005. On or around June 21, 2005 the Company completed scheduled workovers and repairs on Well #3.

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

On January 20, 2006, Sunrise Energy Resources, Inc. executed a share purchase agreement with the shareholders of Pari, Ltd. The board of directors of Sunrise Energy Resources, Inc. approved the transaction on February 9, 2006. According to the Ukrainian Government Reserve Report, Pari, Ltd. has proven reserves of approximately 106.2 BCF of gas in Niklovitskoe field located in Lviv region of Western Ukraine and 4.1 BCF in Sheremetyevskoye field located in Chernovtsi region of Western Ukraine. Pari, Ltd. holds an exploration license that expires in July 2009 for the above properties and the following other undeveloped properties located in Western Ukraine: Peremyshlyanskaya, Chukvinskaya in Lviv region, and Pilipovskaya in Ivano-Frankivsk region. In total, the possible reserves of Pari, Ltd. amount to approximately 24 MMBBLS.

Results of Operations

Oil and gas production and revenue -

With the exception of testing flow runs, no commercial volumes were produced from Karaikozovsk’s property during the year ended December 31, 2004 pending the issuance of the new operating license and the conclusion of new production sharing agreement (see above for additional discussion). The crude oil extracted under the test runs conducted during 2004 amounted to 2.552 Bbls of which approximately 1.585 Bbls remained in the Company’s inventory at year end. The crude oil balance as of December 31, 2005 amounted to 533 Bbls.

During the year ended December 31, 2005, Esko Pivnich produced 39,264 barrels (“Bbls”) of crude oil and 52,269 thousands of cubic feet (“MCFs”) of natural gas, respectively. Crude oil and gas production during the first and second quarters 2005 was generally limited to well#2 of Karaikozovsk’s field as commercial production from Well#3 was just establishing. Well#3 was launched into commercial production in the third quarter 2005.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. During the year ended December 31, 2005 Esko Pivnich sold its internally produced 40,316 Bbls of crude oil at the average prices of $42 per barrel translating into net revenues from sales of internally produced oil of $1,709,644. Also for the respective period of 2005 the Company sold 52,269 MCFs of internally produced gas at average prices of $0.89 translating into revenues of $52,987

Additionally in 2005 we sold 2,160 bbls of purchased crude oil at the average price of $59 per barrel translating into revenues of $127,849.

uring the year ended December 31, 2004, we sold (by physical delivery to the purchaser) 8,782 Bbls of crude oil, kept by the Company in inventory as of December 31, 2003. Average price of crude oil sold in 2004 was approximately $22.42 per Bbl which translated into net revenues of $196,891.

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil and natural gas sales are sold at the pipeline measuring node and are not subject to transportation costs.

Exploration

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During 2005 and 2004, we incurred $265,253 and $26,986, respectively in exploration expenses that were comprised of geological and research services of $122,099 (2004: $25,737) and extraction services rendered by third parties of $143,154 (2004: $1,249). The increase in 2005 as compared to 2004 was primarily due to the fact that the new license for Karaikozovsk’s property was issued only in July 2004.

The Company expects significant exploration expense in 2006-2008 due to the new operating licenses obtained in 2004, including licenses for two new fields, Rogan and Rakitnyansk, and significant investment obligations attached to them, based on the concluded license agreement with the Ministry of Resources of Ukraine (see above).

During 2005 and 2004, the Exploration and Resource taxes, levied per barrel of crude oil produced by the Company amounted to $439,510 and $49,216, respectively. For the same periods the exploration and resource taxes levied per thousand of cubic feet of produced gas amounted to $11,140 and $none, respectively.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements.

Oil and gas production equipment and work over costs contributed the most into the depreciation expense for the year ended December 31, 2005 and 2004 in total amounts of $318,109 and $256,528. The main increase in the depreciation expense in 2005 as compared to 2004 was primarily due to the launching of storage and separation facility as well as due to workover costs capitalized in 2005.

Sales, general and administrative expenses

Sales, general and administrative expenses in 2005 increased to $715,885 from $126,406 in 2004 mainly due to the increase in payroll and payroll related taxes in amounts of $215,474 (2004: $38,244), legal and other professional services of $218,176 (2004: $28,514), transportation expenses of $98,150 (2004: $6,235), as well as office rent of $54,293 (2004: $22,851), respectively. The significant increase in sales, general and administrative expenses in 2005 as compared to 2004 was caused by the extended operations of the Company and increase in the number of the personnel employed.

Interest expenses

Interest expense for the years ended December 31, 2005 and 2004, was $142,527 and $51,036, respectively.

Interest expense for the years ended December 31, 2005 and 2004 related to the credit line facility obtained from AB Clearing House at 26% per annum. Also in 2005 interest expense was due to long term loan obtained from Zaccam Trading, related party at 3% and interest accrued on amounts received from former shareholders at weighted average 2005 LIBOR rate.

Proceeds were used mainly for immediate working capital requirements. In 2004 the LZ Group paid the Company $75,280 in interest related to the period prior to the reassignment of the short term loan from Vabank.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich establishes steady production of oil and gas in Ukraine. As at December 31, 2005 the Company had total current assets of $1,952,589 and total current liabilities of $3,446,181. As at December 31, 2005, the Company had cash balances of $3,419 and a working capital deficit of $1,493,592.

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

Cash flow

Cash (used in)/ provided by operating activities for the years ended December 31, 2005 and 2004 amounted to $439,327 and $(262,819), respectively. Significant cash inflow in 2005, as compared to 2004, was primarily caused by the increase in trade accounts payable of $204,466 (2004: decrease of $317,628), other accounts payable and accruals of $384,742 (2004: $202,412), prepayments for oil and gas of $416,049 (2004: $84,818) and taxes payable of $149,947 (2004: $260,893). Although there was a significant cash outflow mostly due to increase in trade accounts receivable of $70,892 (2004: decrease of $251,744), other accounts receivable and prepayments of $242,679 (2004: $439,482) as well as increase in inventories of $123,235 (2004: decrease of $22,569). Main operating activities were suspended in 2004 providing no base for operating cash flows comparison with 2005.

In 2004 cash provided by financing activities in amount of $489,974 was used to service the negative cash flow from operations. In 2005 cash provided by financing activities in amount of $279,900 was due to the long term loan received.

During 2005 and 2004, the Company invested in workovers a total amount of $747,599 and $163,489, respectively, which was financed by shareholder loans and long term loan. Significant decrease in capital expenditure in 2004 was caused by the temporary suspension of the production due to the renewal of the production sharing and main operating license agreements.

Cash Requirements

The Company anticipates it will require around $4,000,000 to implement its capital expenditure program for Karaikozovsk’s property including the completion of separators and new well drilling. The Company believes it will be able to raise these funds through equity and debt financing; however, there is no guarantee that such funds will be raised and no certainty as to when such funds may be raised.

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

The prevailing exchange rate at December 31, 2005 was approximately 1 U.S. dollar to 5.050 Ukrainian Hrivnas. For the years ended December 31, 2005 and 2004, the average exchange rate for 1U.S. dollar was 5.1116 and 5.3064, Ukrainian Hrivnas, respectively.

Principles of Consolidation

The consolidated financial statements incorporate the financial statements of Sunrise Energy Resources Inc. and other enterprises, where the Company, directly or indirectly exercises control. Control is achieved where the Company has the power to govern the financial and operating policies of an invested enterprise so as to obtain benefits from its activities.

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

Successful Efforts Method of Accounting

We will follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the Notes to Consolidated Financial Statements following the completion of construction works on well #21 and launching it into commercial production. This accounting method has a pervasive effect on our reported financial position and results of operations.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $586,795 during the year ended December 31, 2005, and, as of December 31, 2005, the Company’s current liabilities exceeded its current assets by $1,493,592. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, John A. Braden & Co.P.C., of the consolidated financial statements of Sunrise Energy Resources, Inc., and its subsidiary (the “Company”) for the year ended December 31, 2005 is included herein immediately preceding the audited consolidated financial statements for the respective periods.

* Former name of Sunrise Energy Resources, Inc. as filed in information statement on from 14f-1 on January 3, 2005, pursuant to Section 14fc of the Act reporting the Company’s plan to complete the acquisition and modify the control of the Company and the make up of the Board of Directors.

SUNRISE ENERGY RESOURCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF SUNRISE ENERGY RESOURCES, INC AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Sunrise Energy Resources, Inc. and Subsidiaries (“the Company”) as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Energy Resources, Inc and Subsidiaries at December 31, 2005, and the related consolidated results of their operations and cash flows for the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $586,795 during the years ended December 31, 2005, and, as of December 31, 2005, the Company’s current liabilities exceeded its current assets by $1,493,592. These factors, among others, including the Company’s ability to develop the properties for which the Company has licenses, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John A. Braden & Company, PC

Houston, Texas
March 27, 2006

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,419
Accounts receivable - related party	720,797
Other accounts receivable and prepayments	760,797
Other accounts receivable - related party	122,574
Inventories	159,266
Taxes receivable	185,736

Total current assets	1,952,589
NONCURRENT ASSETS
Property, plant and equipment, net	951,025
Long-term financial investments	1,980
Deferred tax asset	73,319

TOTAL ASSETS	$ 2,978,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 218,104
Accounts payable - related party	592,554
Taxes payable	905,731
Short term bank loans	514,851
Short term notes payable	19,598
Other accounts payable and accruals	414,577
Other accounts payable - related party	244,191
Prepayments for oil and gas	500,867
Interest payable	17,711
Profit interest payable	17,997

Total current liabilities	3,446,181
Long-term payable	745,247
Commitments and Contingencies (Note 23)	--
STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,000,000 issued and
outstanding	17,000
Additional Paid in Capital	(66,509)
Retained earnings (Accumulated deficit)	(1,130,814)
Accumulated other comprehensive income - foreign currency	(32,192)

Total stockholders’ equity (deficit)	(1,212,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,978,913

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (Expressed in US Dollars except share amounts)

	For the years ended December 31
	2005	2004
REVENUES
Produced oil & gas	$ 1,762,631	$ 196,891
Purchased oil & gas	127,849	—

	1,890,480	196,891
COST OF SALES	(127,561)	—

	1,762,919	196,891

Operating expenses	(1,010,008)	(182,870)
Depreciation expense	(318,109)	(256,528)
Other operating expenses	(83,933)	(310,643)
Sales, general and administrative expenses	(715,885)	(126,406)

OPERATING LOSS	(365,016)	(679,556)

OTHER INCOME (EXPENSE)
Interest income	484	80,328
Interest expense	(142,527)	(51,036)
Foreign exchange (loss) gain	(1,254)	321
Other expenses	(16,018)	(94)

(LOSS) INCOME BEFORE TAX	(524,331)	(650,037)

INCOME TAX	(62,464)	57,556

NET LOSS	$ (586,795)	$ (592,481)

Other comprehensive loss
Foreign currency translation loss	(32,192)	—

COMPREHENSIVE LOSS	(618,987)	(592,481)

BASIC LOSS (EARNINGS) PER SHARE	$ (0.035)	$ (0.035)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,000,000	17,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)

	Common Stock	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Additional Paid-in	Total Stockholder’s Equity (Capital
	Shares	Amount	(Loss)	Deficit)	Capital	Deficit)
BALANCE, DECEMBER 31, 2002	137,700	$ 1,377	—	$ 535,507	—	$ 536,884

Net (loss) for the year	—	—	—	(487,045)	—	(487,045)

BALANCE, DECEMBER 31, 2003	137,700	1,377	—	48,462	—	49,839

Common Stock, $.001 par value, 75,000,000
authorized, 17,000,000 issued and outstanding	17,000,000	17,000	—	—	—	17,000
To give effect to the acquisition of EP as of
December 31, 2004	(137,700)	(1,377)	—	—	—	(1,377)
Pre acquisition (deficit) of Sunrise Energy
Resources Inc.	—	—	—	—	$(66,509)	(66,509)
Net (loss) for the year	—	—	—	(592,481)	—	(592,481)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	—	(544,019)	(66,509)	(593,528)

Net loss for the year	—	—	—	(586,795)	—	(586,795)
Comprehensive loss for the year	—	—	(32,192)	—	—	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	$ 17,000	$(32,192)	$(1,130,814)	$(66,509)	$(1,212,515)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the years ended December 31
	2005	2004
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss from continuing operations for the period	$(586,795)	$(592,481)
Adjustments to reconcile net loss from continuing operations to net cash in operating activities:
Depreciation expense	318,109	256,528
Loss on disposal of fixed assets	27,199	18,541
Provision for doubtful accounts	58,542	4,910
Deferred tax (gain)	(56,101)	(57,669)
Net accrued interest	3,964	(5,022)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(70,892)	251,744
(Increase) in other accounts receivable and prepayments	(242,679)	(439,482)
(Increase) decrease in inventories	(123,235)	22,569
(Increase) decrease in taxes receivable	(61,700)	47,048
Increase (decrease) in accounts payable	204,466	(317,628)
Increase in taxes payable	149,947	260,893
Increase in other accounts payable and accruals	384,742	202,412
Increase in prepayments for oil and gas	416,049	84,818
Increase in profit interest payable	17,711	—

	439,327	(262,819)

CASH PROVIDED BY FINANCING ACTIVITIES:
Long term loans received	279,900	—
Short term loans received	—	491,916

	279,900	491,916

CASH USED IN INVESTING ACTIVITY:
Purchase of property, plant and equipment	(747,599)	(163,489)
Reacquisition (deficit) of Sunrise Energy Resources Inc.	—	(52,828)
Effect of exchange rate changes	16,709	343

INCREASE (DECREASE) IN CASH:	(11,663)	13,123
CASH, at the beginning of the period	15,082	1,959

CASH, at the end of the period	3,419	$ 15,082

INCOME TAX PAID	$ 117,224	$ 113

INTEREST PAID	$ 123,157	$ 51,046

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

The current principal activities of Esko Pivnich are conducted in the form of production sharing agreements (PSA), which as of December 31, 2005 included the following:

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

Sunrise Energy Resources Inc. is currently registered at the following address: 551 Fifth Avenue, Suite 601, New York, New York 10017. Esko Pivnich is registered at the following address: 10a Rileeva St., Kiev, Ukraine. The company conducts its operations from the same address.

The number of employees of the Company at December 31, 2005 and 2004 was 46 and 20, respectively.

2.    PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation – These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going concern — The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $586,795 during the year ended December 31, 2005, and, as of December 31, 2005, the Company’s current liabilities exceeded its current assets by $1,493,592. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The prevailing exchange rate at December 31, 2005 was approximately 1 U.S. dollar to 5.0500 Ukrainian Hrivnas. For the years ended December 31, 2005 and 2004, the average exchange rate for 1U.S. dollar was 5.1116 and 5.3064 Ukrainian Hrivnas, respectively.

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

Production and related overhead costs are expensed as incurred. Depreciation of assets not directly associated with oil production and certain workover costs on properties has been calculated on a straight-line basis over the economic lives of such assets, estimated to be in the following ranges:

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Prior to September 30, 2005, foreign exchange measurement losses were immaterial. They have been included in net income and loss as of December 31, 2004. In 2005 they are shown as a factor of comprehensive income.

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

Reclassifications – Certain reclassifications were done to the 2003 consolidated financial statements in order to present comparative figures in line with 2005 and 2004 consolidated financial statements.

New accounting pronouncements — In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to the prior periods` financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopts SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

5.  ACCOUNTS RECEIVABLE related party

Accounts receivable as of December 31, 2005, consisted of the following:

12/31/2005
CJSC Infox, related party	720,797

Total	$720,797

Accounts receivable as of December 31, 2005 consists of $720,797 receivable from CJSC Infox, a related party that resulted from several crude oil shipments which took place in 2004 and 2003. No provision for bad debts has been recorded for these accounts. Management of the Company believes this amount will be paid during 2006.

6.  OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepaids as of December 31, 2005 were as follows:

12/31/2005
Other accounts receivable and
prepayments, net	760,797

Pari, related party	122,574

Total	883,371

Other accounts receivable and prepayments as at December 31, 2005 is comprised mostly of advances paid to Vixen JLM and Okhtirkaneftegas in amount of $511,069 and $198,880, respectively.

The advance paid to Vixen JLM relates to well casings for construction workovers. The amount paid to Okhtirkaneftegas is currently pending litigation (Note 23), though no provision was accrued on it based on the management estimates of the possibility to offset such amount through cancellation of PSA# 01-SD agreement with Okhtirkaneftegas during 2006.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.    INVENTORIES

Inventories as of December 31, 2005 consisted of the following:

12/31/2005
Crude oil - at cost	$130,159
Other consumables and spare parts	29,107

Total	$159,266

Inventories as of December 31, 2005 were represented by the balances of crude oil produced internally and crude oil purchased in amounts of 533 bbls and 2,190 bbls, respectively. Balance of crude oil purchased in amount of $112,014 was dispatched to customer on December 30, 2005. No revenue was recognized on this transaction in 2005 as the Company reflects revenue when the customer takes delivery. The respective amount was physically received by customer in 2006. The amount of $29,107 represents certain spare parts destined for technical maintenance of oil & gas facilities.

8.    TAXES RECEIVABLE

Taxes receivable as of December 31, 2005 consisted of the following:

12/31/2005
VAT receivable	$152,095
Other tax prepaid	33,641

Total	$185,736

Taxes receivable balance as of December 31, 2005 is represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2005 consisted of the following:

12/31/2005
Oil & gas facilities improvements and work	$ 1,761,265
over costs
Office equipment	14,072
Construction in progress	161,416

1,936,753
Accumulated Depreciation	(985,728)

Net Book Value	$ 951,025

10.    LONG-TERM FINANCIAL INVESTMENT

Long-term investment as of December 31, 2005 represents 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.   INCOME TAX

The Company’s provision for income tax for the year ended December 31, 2005 is as follows:

12/31/2005
Current tax	$ 117,224
Deferred tax (gain)	(54,760)

Total income tax expense (benefit)	$ 62,464

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the year in the Company’s deferred tax position is as follows:

12/31/2005
Net asset (liability) at the beginning of	$17,218
the period
Charged to income for the period	56,101

Net asset at the end of the period	$73,319

The tax effect on the major temporary differences that give rise to the deferred tax assets as at December 31, 2005 is presented below:

12/31/2005
Temporary differences that give rise to
deferred tax assets
Provision for doubtful receivables	$106,092
Valuation of VAT receivable	13,442
Low value items written off	9,175
Difference in depreciable value of
property, plant and equipment due to
expensing in prior period allowed by
Ukrainian law	164,565

Total	$293,274

The deferred tax assets as at December 31, 2005, calculated at effective Ukrainian income tax rate of 25%, is consisted of the following:

12/31/2005
Deferred tax assets
Provision for doubtful receivables	$26,523
Valuation of VAT receivable	3,361
Low value items written off	2,294
Difference in depreciable value of
property, plant and equipment due to
expensing in prior period under Ukrainian law	41,141

Total	$73,319

The taxation charge for the year is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

12/31/2005
(Loss) before income tax and minority interest	$(315,834)
Theoretical income tax benefit at statutory
rate of 25%	(78,959)
Adjustments due to:
Tax effect of expenses that are not
deductible in determining taxable profit	141,423

Income tax (benefit)	$ 62,464

As of December 31, 2005 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, the Company has a net operating loss carry forward of $1,174,000 which expires in 2024. As a result, the company has a deferred tax asset of $399,000 which is fully reserved because of the uncertainty of realization.

12.    ACCOUNTS PAYABLE

Accounts payable as of December 31, 2005 consisted of the following:

12/31/2005
Accounts payable	$218,104

CJSC Infox, related party	592,554

Total	$810,658

Third parties accounts payable balances as of December 31, 2005 were comprised mostly of payable to Okhtirkaneftegas and Kachanozovsky GPZ for services in amounts of $180,707 and $25,240, respectively.

The amount of $592,554 payable to the related party, CJSC Infox, as of December 31, 2005, is related to well reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

13.    TAXES PAYABLE

Taxes payable as of December 31, 2005 and consisted of the following:

12/31/2005
Fines and penalties	$598,324
VAT	233,149
Exploration tax	33,684
Profit tax	29,526
Resource Tax	6,699
Social insurance	4,237
Personal Income Tax	112

Total	$905,731

Taxes payable as of December 31, 2005 represent fines and penalties accrued in connection with litigation described in Note 23, and VAT payable relates mostly to sales made in 2005. Based on the current Ukrainian law VAT payable may not be offset against VAT receivable. As discussed in note 23, although the Company has prevailed in litigation about this issue. However, the government continues to appeal and has not reversed the liability. Consequently, the company has not reversed the liability and does not plan to do so until this issue is completely resolved.

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.    SHORT-TERM BANK LOANS

Short-term bank loans as of December 31, 2005 consisted of the following:

	%, currency	12/31/2005
	26% Ukrainian
AB Clearing House	Hrivnas	$514,851

Total dated Sept. 17, 2004
due March, 2005		$514,851

The loan from AB Clearing House outstanding as at December 31, 2005 is secured by the Company’s title to well casings purchased under an agreement dated July 20, 2004. Proceeds of the loans were used mainly for immediate working capital requirements.

Interest expense for the years ended December 31, 2005 was incurred in respect of the credit line facility obtained from AB Clearing House in the amount of $134,389, which represented the interest rate of 26% per annum (See also Notes 18 and 26).

15.   SHORT TERM NOTES PAYABLE

Notes payable as of December 31, 2005 consisted of the following:

12/31/2005
Astark	$14,258
Sipay	5,340

Total	$19,598

Promissory notes issued in November 2002 at no interest and payable not earlier than November 5, 2005 represent amounts payable to Astark and Sipay. As of December 31, 2005, Astark and Sipay, the issuers of the notes had not called for the repayment of the respective amounts. Any valuation adjustment due to the lack of interest has not been calculated, but it is not considered to have a material effect on the financial statements.

16.    OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of December 31, 2005 consisted of the following:

12/31/2005
Fort Trade PP	46,337
Other accounts payable	368,240

Total	$414,577

Advances from former shareholders	244,191

Total	$658,768

Other accounts payable and accruals as of December 31, 2005 mostly consisted of non-recurring research and development, geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and constructions services.

Amount of $244,191 represents advances from shareholders with no specific terms paid to the Company mostly during 2005 (See also Note 18).

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.    PREPAIMENTS FOR OIL AND GAS

Prepayments for oil and gas as of December 31, 2005 consisted of the following:

12/31/2005
Prepayments for oil and gas	$500,867

As at December 31, 2005 prepayments for oil and gas were mostly comprised of $248,303 and $195,733 payable to Angronafta and Torpeda PP, respectively.

18.   INTEREST PAYABLE

Interest payable as of December, 31 2005, consisted of the following:

12/31/2005
Short term loan - AB Clearing House	$11,369
Interest accrued on advances received from
former shareholders	4,175
Long term loan - Zaccam Trading, related
party	2,167

Total	$17,711

As of December 31, 2005, interest payable to AB Clearing House and Zaccam Trading relates to credit line facility at 26% per annum (See also Notes 14, 16, 20 and 26) and long term loan at 3% per annum (Note 20) obtained in 2005, respectively. Interest accrued on amounts payable to former shareholders represents weighted average LIBOR rate for the year ended 2005.

19.    PROFIT INTEREST PAYABLE

Profit interest payable as of December 31, 2005 consisted of the following:

12/31/2005
Poltavaneftegasgeologiya	$17,997

Profit interest payable was accrued and partially paid by the Company in respect to profits earned for 2002 year in accordance with PSA # 01-SD dated April 26, 2000 (Note 23).

20.    LONG-TERM PAYABLE

Long term payable as of December 31, 2005, consisted of the following:

	Issue date/ Effective date	Due not earlier than	12/31/2005
Fort Trade	Nov, 2004	Nov- 2009	$465,347
Zaccam
Trading, Ltd.	March 5, 2005	March 5, 2015	279,900

Total			$745,247

As of December 31, 2005, amount of $465,347 represents interest free note payable for geological and research services rendered by Fort Trade during 2004.

Long term payable to Zaccam Trading, Ltd., related party as of December 31, 2005 represents uncollateralized credit line facility with limit of indebtedness of $5,000,000 bearing 3% per annum charged on actual sum of debt and payable annually (See also Note 18).

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

21.    SHAREHOLDERS’ EQUITY

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

The current consolidated financial statements account for the transaction in accordance with SFAS 141 “Business Combinations” under the “reverse acquisition” treatment, whereby Esko Pivnich is considered to be the actual acquirer, and Sunrise Energy Services Inc., the dormant shell entity or the nominal acquirer. Since no fair market value can be determined for the issuer’s stock, no goodwill was recognized on the reverse acquisition.

Net assets of the acquired entity, Sunrise Energy Resources, Inc. (formerly known as Sunrise Energy Services, Inc.) as at December 31, 2004, were as follows:

12/31/2004
Cash	$ 1,942
Accounts Payable	(12,157)
Advances from former shareholders	(35,000)
Other accounts payable	5,671

100% of Net Assets	$(50,886)

Less cash balances held as at
December 31, 2004	(1,942)

Preacquisition deficit	$(52,828)

Cash inflow on reverse acquisition	$ 1,942

No dividends were declared or paid by the Company during the year ended December 31, 2005.

22.    RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of December 31, 2005 and 2004 see Notes 5, 6, 12, 16, 18 and 20.

Our related parties include CJSC Infox and Zaccam Trading, Ltd. Although Pari LLC was acquired in the first quarter of 2006, it is presented as a “related party” in Company’s consolidated financial statements as of December 31, 2005.

During the year ended December 31, 2005, we have received a long term loan of $279,900 from Zaccam Trading, Ltd. The proceeds received were used mainly for construction workovers on well #21 (Notes 20 and 18).

As of December 31, 2005, amount of $720,797 receivable from CJSC Infox, related party, was comprised from several crude oil shipments which took place in 2004 and 2003. Amount of $592,554 payable to the related party, CJSC Infox, related to wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

Included in the income statement for the years ended December 31, 2005 and 2004, and otherwise not disclosed anywhere in the current consolidated financial statements, are the following transactions with related parties:

	2005	2004
Interest income from Infox	--	$1,922

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

23.    COMMITMENTS AND CONTINGENCIES

Licenses’ commitments – During 2005 the Company received geological and exploration license agreements to develop Karaikozovsk’s, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

	Period	Amount
Rogan field	2005-2009	2,922,772
Rakitnyansk field	2005-2009	3,938,614
Karaikozovsk’s field	2005-2009	4,241,584

Total		$11,102,970

Environmental remediation – Under the laws of Ukraine the Company is obligated to conform to certain environmental remediation obligations related to the oil and gas production activities. This amount can not be estimated but is considered to not be material.

Lease commitments – The Company leases office space on a year by year basis and the rent is disclosed in other notes. The Company’s future lease commitments as of December 31, 2005 are as follows:

2006
Office rent	$60,002

Total	$60,002

Litigation – The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

JSC Ukrneft, Okhtirkaneftegas – In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, in respect to the advance paid by the Company in 2002 in amount of $198,880 to complete certain capital construction works under the terms of PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after the number of hearings by the courts of different levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay outstanding balance without further delays. As of March 27, 2006 the balance had not been paid. Company plans to cancel PSA # 01-SD and to offset this amount against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2006.

Taxes – During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $598,324 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full. “Esko Pivnich” appeal and won but the tax administration has submitted another appeal to the Supreme Civil Court of Kiev. The Supreme Civil Court had addressed the suit back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation which was exercised in February 2006. Since the investigation no hearings took place. Since the appeal has been won and became effective, there is a 100% of winning the case. However, because the government of Ukraine has not paid this balance and the political situation is uncertain, the liability has not been removed or reversed.

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

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Our sales to customers in excess of 5% were as follows:

	12/31/2005	12/31/2004
Agrotemp (oil produced)	$ 415,440	--
Ukrtatnafta (oil produced)	278,997	--
Varadero (oil produced)	254,765	--
Torpeda PP (oil produced)	215,131	--
Agronafta (oil produced)	214,324	$ 26,854
AlphaNafta (oil produced)	163,937	--
Torpeda PP (oil resold)	73,067	--
CJSC Ukrnafta (oil produced)	--	170,037
Other	275,095	--

Total	$1,890,480	$196,891

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

25.    CONCENTRATION OF BUSINESS RISK

The Company’s operating activities are limited to Ukraine. Laws and regulations affecting businesses operating in Ukraine are subject to rapid changes and the Company’s assets and operations could be at risk due to negative changes in the political and business environment.

26.    SUBSEQUENT EVENTS

On March 9, 2006, the Company had repaid the short term loan outstanding as at December 31, 2005 in amount of $514,851 obtained from AB Clearing House and respective interest in amount of $11,369 that was accrued in 2005 and not repaid as of December 31, 2005 (See also Notes 14 and 18).

27.    OIL AND GAS DISCLOSURES (UNAUDITED)

The following information is presented in accordance with the Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities (SFAS No. 69).

(A) Costs Incurred in Oil and Gas Exploration and Development Activities. The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2005 and 2004 have been included in cost of sales.

	12/31/2005	12/31/2004
Exploration costs	$265,253	$26,986

Total	$265,253	$26,986

The above costs were expensed as incurred.

(B) Results of operations from Producing Activities. Results of operations from producing activities for the years ended December 31, 2005 and 2004 are presented below.

	For the years ended December 31,
	2005	2004
Sales of Oil and Gas produced	$ 1,762,631	$ 196,891
Production expenses (including	(1,049,461)	(412,412)
depreciation expense)
Exploration costs	(265,253)	(26,986)
Income tax expense	(117,224)	--

Total expenses	(1,431,938)	(439,398)

Total	$ 330,693	$(242,507)

(C)Estimated Proved Oil and Gas Reserves. The Company’s estimate of its net proved and proved developed oil and gas reserves as at December 31, 2005 is as follows. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e. prices and costs as of the date the estimate is made.

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

At December 31, 2005 and 2004 the Company’s proved reserves were as follows:

	Liquids (MBBLS)	Gas (MMCF)
Balance at December 31, 2004	7,842	7,772
Production	(39)	(59)
Balance at December 31, 2005	7,803	7,713
Production

SUNRISE ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(D)Standardized measure of Discounted Future Net Cashflows. Future oil, gas and condensate sales, production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, in which case, the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract. Thereafter, the current spot price was used. All cash flow amounts net to the Company, including income taxes, are discounted at 10%.

Future income tax expenses are estimated using an estimated combined federal and local income tax rate of 25% in Ukraine. Future general and administrative expenses were estimated by the management based on the level of such expenses for similar fields.

Changes in demand for oil and natural gas, inflation and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Company’s proved reserves. Management does not rely upon the information that follows in making investment decisions.

	December 31, 2005 (In thousands)	December 31, 2004 (In thousands)
Future oil and gas sales	$ 80,860	$ 62,232
Future production cash costs	(29,129)	(12,041)
Future administrative expenses;	(3,613)	(3,613)
Future development costs;	(3,287)	(3,500)
Future income taxes	(10,721)	(10,407)
Future profit interest payable	(4,889)	(6,244)

Future net cash flows	29,221	26,427
Future net cash flows
10% annual discount for estimated
Timing of cash flows	(8,165)	(6,950)

Standardized measure of discounted future net cash flows	$ 21,056	$ 19,477

The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2005 was based on the average gas prices of approximately $2.5 per MCF and on average liquids prices of approximately $50 per barrel net to Esko Pivnich.

The table below provides analysis of changes in the Standardized measure of Discounted Future Net Cashflows from Proved Reserves.

2005 (in thousands)
Standardized Measure at January 1, 2005	$ 19,447
Sales of oil, natural gas and condensate, net of related costs	(331)
Revisions to estimate of proved reserves
Net changes in prices, development and production costs	1,156
Quantities	--
Accretion of discount	125
Net Change in Income Taxes	121
Development costs incurred	256
Changes in timing and other	252

Standardized Measure at December 31, 2005	$ 21,056

The reserves and the monetary values attached to them have not been reviewed or audited by a third-party petroleum engineering firm. In addition, the above figures do not reflect the reserves of Pari, LLC acquired by us during the first quarter of 2006.

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our Board of Directors approved the engagement of Independent Registered Public Accounting Firm - John A. Braden & Company, PC, of Houston, Texas (“John A. Braden & Co., P.C.”) as our independent accountants. The Company Corporation has appointed John A. Braden & Co., P.C.. on November 1, 2004 to audit the Company's financial statements for the year ending December 31, 2005.

John A. Braden & Co., P.C.‘s report on the financial statements of the Company for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except in respect to an explanatory paragraph concerning the Company’s ability to continue as a going concern.

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

ITEM 8a.   CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of December 31, 2005 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and their consolidated subsidiary is recorded, processed , summarized and reported within the time periods specified by the SEC’ s rules and forms, particularly during the period in which this annual report has been prepared.

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

Name	Position	Age	Date elected or appointed
Konstantin Tsirulnikov	CEO, Sunrise Energy Resources, Inc.	27	December – 2004

David A. Melman	Independent Director of Sunrise	63	1997
	Energy Resources Inc

Roman Livson	CFO, Sunrise Energy Resources, Inc.	35	2005

Leon Golden	Independent Director, Sunrise	44	December – 2004
	Energy Resources, Inc.

Abraham Bennun	Independent Director of Sunrise	34	December – 2004
	Energy Resources Inc

Vyacheslav Chuchminov	CEO, Esko Pivnich	47	June - 2002

Taras Burdeniy	CFO, Esko Pivnich	27	June - 2002

Mrs. Raissa Volodarskaya	Chief Accountant	57	April - 2002

Directors and Key Personnel

Mr. Konstantin Tsirulnikov, President, CEO, of Sunrise Energy Resources (Age 27). Mr. Tsiryulnikov was president of Odessa Consulting (Canada), and has extensive experience in international business relating to the former Soviet Union countries, concentrating in the Oil and Gas industry. Mr. Tsiryulnikov also serves as the manager of international relations for the L.Z. Group (Canada). Mr. Tsiryulnikov holds an International Business Certificate from the Kyiv Financial Institute and a B.Sc. degree from the University of Toronto.

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

Mr. Roman Livson, CFO (Age 35). Mr. Livson has served as the managing director of Thor Capital Group, Inc. heading its investment banking department since its foundation in 2002. Prior to that he headed the investment banking department of Thor United Corp. He brings to the company a valuable expertise in the Eastern European energy sector. Mr. Livson worked for Coopers and Lybrand from 1994-1998 and received a Master's degree in Mathematics of Finance from Columbia University in 2002. Mr. Livson will continue to serve as the managing director of Thor Capital Group, Inc.

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

Mr. Taras Burdeniy, CFO, Esko Pivnich — (Age 26). Prior to his nomination as CFO of Esko Pivnich Mr Burdeniy had been serving as the Cost Accountant of the Company since June 2002. Immediately prior to that he graduated from Kiev National Economics University.

Mrs. Raissa Volodarskaya, Chief Accountant, Esko Pivnich - (Age 56). Mrs. Volodarskaya has been serving as the Chief Accountant of Esko-Pivnich since April 2002. Prior to that she worked as the Chief Accounting Officer of Bivex Ltd. Mrs Volodarskay has extensive experience in industrial tax and financial accounting in Ukraine having worked as Chief Accountant for 20 years in a number of medium sized companies.

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

Mr. Viktor Dvornichenko, Chief Technologist, Esko Pivnich - (Age 52). Mr. Dvornichenko has been serving as the Chief Technologist of Esko-Pivnich since June 2002. Prior to that, since 1998 he served as Technical and Commercial Director in a number of medium size oil & gas production companies in Ukraine, including ZAO “Ukrainian neftepromislovaya company” and OOO “Ukragroneft”. In 1995-1998 he served as Deputy Manager of the Export-Import department of Ukrnafta. Mr. Dvornichenko graduated from Ivano-Frankovsk Institute of the Oil & Gas in 1978 with a Master's degree of Well - drilling Engineer.

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

During the fiscal year ending 2005, the Audit Committee was responsible for the general oversight of audit, legal compliance and potential conflict of interest matters, including (a) recommending the engagement and termination of the independent public accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services, (c) reviewing adjustments recommended by the independent public accountant and addressing disagreements between the independent public accountants and management, (d) reviewing the adequacy of internal controls and management’s handling of identified material inadequacies and reportable conditions in the internal controls over financial reporting and compliance with laws and regulations, and (e) supervising the internal audit function, which may include approving the selection, compensation and termination of internal auditors.

For the fiscal year ended 2005, the Board of Directors conducted discussions with management and the independent auditor regarding the acceptability and the quality of the accounting principles used in the reports in accordance with Statements on Accounting Standards (SAS) No. 61. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements. The Audit Committee also discussed the other items with the auditors required by SAS No. 61 as amended. In addition, the Board of Directors discussed with the independent auditor the matters in the written disclosures required by Independence Standards Board Standard No. 1.

For the fiscal year ended 2005, the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company’s independent auditor.

Pursuant to the reviews and discussions described above, the Board of Directors recommended that the audited financial statements be included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for filing with the Securities and Exchange Commission.

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

Compliance with Section 16(b) of the Exchange Act

Based solely on our review of Forms 3, 4, and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2005 all of our officers, directors, and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM  10.   EXECUTIVE COMPENSATION

During 2005, the Company paid subsidiary’s senior management nominal rates which are comparable with the basic salaries in Ukraine. No salaries were paid for the newly nominated management of Sunrise Energy Resources Inc. The Company estimates the fair value of the management compensation for 2005 to be not materially different from these accrued ones:

Name and principal position	Actual salary
Konstantin Tsirulnikov	$40,500
CEO of Sunrise Energy Resources, Inc.

Roman Livson	$26,000
CFO of Sunrise Energy Resources, Inc.

Leon Golden	Nominal
Independent Director, Sunrise Energy Resources, Inc.

Abraham Bennun	Nominal
Independent Director, Sunrise Energy Resources, Inc.

David A. Melman
Independent Director of Sunrise Energy Resources.Inc	$11,000

Vyacheslav Chuchminov	$ 2,000
CEO, Esko Pivnich

Taras Burdeniy	2,000
CFO, Esko Pivnich

Raisa Volodarskaya	3,000
Chief Accountant

Total	$84,500

The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2005.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of March 27, 2006, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The following table sets forth for the fiscal year ended December 31, 2005, the individuals or entities known to the Company to beneficially own 5% or more of the Company’s outstanding shares of voting securities.

Name Of Beneficial Owner	Title of Class	Number of Shares	Percent of Class
Halton Impex Corp.	Common	11,143,235	65%
627 Lyons Lane,
Oakville,
Ontario L6J 5Z7
Canada

Mr. David A. Melman
5353 Memorial Drive
Suite 4012
Houston Texas 77007	Common	200,184	1,17%

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

Security Ownership of Management

The following table sets forth information concerning the beneficial ownership of the Company’s New Common Stock for the fiscal year ended December 31, 2005 by Mr. Konstantin Tsirulnikov, CEO of the Company, and Mr. Melman, Independent Director.

Name and Address of Beneficial Owner	Amount of Beneficial Interest	Percent of Class
Mr. Konstantin Tsirulnikov	65.00%	Common stock
Mr. David A. Melman	1.17%	Common stock

(1)	Mr. Konstantin Tsirulnikov is the son of Mr. Eduard Tsirulnikov the sole shareholder of Halton Impex Corp.

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

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2004 professional services were mostly rendered for the Company by John A. Braden and Co., P.C. accounting firm.

Total professional fees incurred by the Company for the years ended December 31, 2004 and 2003 consisted of the following:

	2005 John A. Braden and Co. , P.C.	2004 John A. Braden and Co., P. C.
Audit	50,000	45,000
Audit related	—	—
Tax	—	—
All other fees	—	—

Total	50,000	45,000

Audit Fees

The Audit Fees for 2005 and 2004 were for services associated with the consolidated U.S. GAAP audits, and offering memoranda.

Audit-Related Fees

During 2005 and 2004 we have not paid any Audit-Related Fees.

Tax Fees

During 2005 and 2004 we have not paid any Tax-Fees.

All Other Fees

During 2005 and 2004 we have not paid any other fees.

Audit Committee Pre-Approval Policies and Procedures

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of John A. Braden and Co, P.C. for all audit and non-audit services, including tax services. Our Audit Committee pre-approved the engagement terms and fees of John A. Braden and Co., P.C. for all services performed for the fiscal year ended December 31, 2005.

PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on June 28, 2005, and Schedule 14F-1 filed by the Company on January 6, 2005.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm - John Braden and Co., P.C. for the year ended December 31, 2005

Consolidated Balance Sheet as of December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the years ended December 31, 2005 and 2004

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to the Consolidated Financial Statements for the year ended December 31, 2005

Exhibit Number	Description	Incorporation by Reference
3.1	Amended and Restated Certificate of	Filed as an exhibit to the Form 10-QSB for
	Incorporation of the Company	the quarter ended September 30, 204; is
incorporated herein by this reference.
3.2	Bylaws of the Company	Filed as an exhibit to the Form 10-QSB for
the quarter ended September 30, 2004; is
incorporated herein by this reference.
10.1	Shareholders Agreement.	Filed as an exhibit to the Form 10-QSB for
the quarter ended September 30, 2004; is
incorporated herein by this reference.
14	Code of Ethics	Filed Herewith
21.1	List of Subsidiaries	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief	Filed Herewith
Executive Officer
31.2	Rule 13a-14(a) Certification of Chief	Filed Herewith
Financial Officer
32.1	Section 1350 Certification of Chief	Filed Herewith
Executive Officer
32.2	Section 1350 Certification of Chief	Filed Herewith
Financial Officer

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

Date	Signature	Title
__________	__________	__________