Form 10QSB
period 2006-03-31
SUNRISE ENERGY RESOURCES INC
filed 2006-05-15
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month ended
March 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11248

SUNRISE ENERGY RESOURSES, INC.
(Name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

551 Fifth Avenue, Suite 601
New York, New York	10017
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (212) 973-0063

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock

Check weather the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2334 (3-06)	PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,762,631

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 12, 2006 within past 60 days: $15,474,396.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of May 12, 2006, the Registrant had 17,161,014 shares of common stock $.001 par value issued and outstanding, or committed for issuance, of which, issuance of 10,640,914 and 161,014 shares is subject to the closing of the transactions to acquire Registrant’s operating subsidiaries.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.FORM
10-QSB

PART I.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)UNAUDITED

	March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$296,491	$3,419
Accounts receivable - related party	690,104	720,797
Other accounts receivable and prepayments	800,992	760,797
Other accounts receivable - related party	-	122,574
Inventories	121,169	159,266
Taxes receivable	239,094	185,736

Total current assets	2,147,850	1,952,589

NONCURRENT ASSETS
Property, plant and equipment, net	1,067,167	951,025
Lease/concession acquisition cost	201,963	-
Long-term financial investments	1,980	1,980
Deferred tax asset	69,017	73,319

TOTAL ASSETS	$3,487,977	$2,978,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$250,747	$218,104
Accounts payable - related party	606,415	592,554
Taxes payable	927,140	905,731
Short term bank loans	-	514,851
Short term notes payable	19,598	19,598
Other accounts payable and accruals	340,974	414,577
Other accounts payable - related party	272,091	244,191
Prepayments for oil and gas	353,316	500,867
Interest payable	14,342	17,711
Profit interest payable	17,997	17,997

Total current liabilities	2,802,620	3,446,181

Long term notes payable	465,347	465,347
Long-term payable to related party	1,391,900	279,900

Commitments and Contingencies (Note 24)	-	-

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,161,014 and 17,000,000 issued and outstanding as of March 31, 2006 and December 31, 2005	17,161	17,000
Additional Paid in Capital (Deficit)	29,938	(66,509)
Retained earnings (Accumulated deficit)	(1,186,797)	(1,130,814)
Accumulated other comprehensive (loss) - foreign currency	(32,192)	(32,192)
Total stockholders' equity (deficit)	(1,171,890)	(1,212,515)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,487,977	$2,978,913

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended

	March 31,
	2006	2005
REVENUES		-
Produced oil & gas	$285,452	$514,591
Purchased oil & gas	120,174	-
Total	405,626	514,591

COST OF SALES	(116,637)	-
	288,989	514,591

Operating expenses	(130,603)	(282,676)
Depreciation expense	(69,970)	(52,349)
Bad debt recovery	26,293	-
Other operating income (expenses)	14,263	(973)
Sales, general and administrative expenses	(118,214)	(223,173)

OPERATING INCOME (LOSS)	10,758	(44,580)

OTHER INCOME (EXPENSE)

Interest income (expense), net	(41,899)	(31,300)
Foreign exchange (loss)	-	(2,828)
Other expense	-	(2,266)

LOSS BEFORE TAX	(31,141)	(80,974)

INCOME TAX (Note 12)	(24,842)	(12,452)

NET LOSS	$(55,983)	$(93,426)

BASIC (LOSS) EARNINGS PER SHARE	$(0,003)	$(0,005)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,143,369	17,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common		Accumulated	Retained	Additional	Total
	Stock		Other	Earnings	Paid-in	Stockholder's
			Comprehensive		Capital	Equity
	Shares	Amount	(Loss)	(Accumulated Deficit)		(Capital Deficit)

BALANCE, DECEMBER 31, 2003	137,700	$1,377	-	$48,462		$49,839

Common Stock, $0.001 par value, 75,000,000 issued and outstanding	17,000,000	17,000	-	-	-	17,000
To give effect on the acquisition of EP as of December 31, 2004	(137,700)	(1,377)	-	-	-	(1,377)
Pre acquisition deficit of Sunrise Energy Resources, Inc.	-	-	-	-	(66,509)	(66,509)
Net (loss) for the year	-	-	-	(592,481)	-	(592,481)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	-	(544,019)	(66,509)	(593,528)

Net (loss for the year)	-	-	-	(586,795)	-	(586,795)
Comprehensive loss for the year	-	-	$(32,192)	-	-	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	17,000	(32,192)	(1,130,814)	(66,509)	(1,212,515)

Common Stock, $0.001 par value, 161,014 issued in connection with Pari acquisition	161,014	161	-	-	96,447	96,608
Net loss for the three months	-	-	-	(55,983)	-	(55,983)

BALANCE, MARCH 31, 2006	17,161,014	$17,161	$(32,192)	$(1,186,797)	$29,938	$(1,171,890)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the three months ended March 31,
	2006	2005

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss from continuing operations for the period	$(55,983)	$(93,426)
Adjustments to reconcile net loss from continuing operations to net cash in operating activities:

Depreciation expense	69,970	52,349
Supplier’s fines and penalties accruals	-	759
Loss on disposal of fixed assent	-	4,822
Provision for doubtful accounts	(26,293)	-
Deferred tax loss (gain)	4,302	(7,594)
Net accrued interest	2,520	31,231

Changes in assets and liabilities:
Decrease in accounts receivable	57,183	18,591
Decrease (increase) in other accounts receivable and prepayments	82,182	(17,461)
Decrease (increase) in inventories	38,097	(21,090)
(Increase) in taxes receivable	(53,358)	(29,298)
Increase in accounts payable	46,504	210,734
Increase in taxes payable	21,409	81,253
Decrease in other accounts payable and accruals	(48,223)	(46,913)
(Decrease) increase in prepayments for oil and gas	(147,551)	374
(Decrease) in interest payable	(3,369)	-
	(12,610)	184,331

CASH PROVIDED BY FINANCING ACTIVITIES:
Long term loans received	1,112,000	-
Short term loans repaid	(514,851)	-
Cash inflow on the acquisition of Pari, Ltd.	4,549	-
	601,698	-

CASH USED IN INVESTING ACTIVITY:
Purchase of property, plant and equipment	(186,112)	(142,508)
Reacquisition (deficit) of Pari, Ltd.	(109,904)	-
Effect of exchange rate changes	-	4,504

INCREASE IN CASH	293,072	46,327
CASH, at the beginning of the period	3,419	15,082

CASH, at the end of the period	$296,491	$61,409

INCOME TAX PAID	$(31,109)	$(20,186)
INTEREST PAID IN CASH	$(23,387)	$(31,564)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

All of the operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich”), a Ukrainian Closed Joint Stock Company (CJSC) and Pari, Ltd., a Ukrainian Limited Liability company, established on January 20 and July 5, 2000, respectively, under the laws of Ukraine. The primary business activities of Esko Pivnich and Pari are oil and gas exploration, production and distribution in the country of Ukraine.

The current principal activities of Esko Pivnich and Pari are conducted in the form of production sharing agreements (PSA), which as of March 31, 2006 included the following:

Operating Entity	Principal Activity	Country of incorporation	Capital Contribution, %	Profit Sharing %

Esko Pivnich	Marketing and distribution of crude oil and natural gas	Ukraine	-	-
PSA # 01-SD dated April 26, 2000	Extraction of crude oil and natural gas	Ukraine	100%	60%
PSA # 35/970-SD dated August 19, 2004	Extraction of crude oil and natural gas	Ukraine	80%	80%

Pari	Marketing and distribution of crude oil and natural gas	Ukraine	-	-
PSA # 10-5/2000 dated July 20, 2000	Extraction of crude oil and natural gas	Ukraine	75%	75%
PSA #02-CID dated October 20, 2004	Extraction of crude oil and natural gas	Ukraine	25%	50%

In addition, during the periods presented, the Company purchased and resold oil and gas as a trading company.

Sunrise Energy Resources Inc. is currently registered at the following address: 551 Fifth Avenue, Suite 601, New York, New York 10017. Esko Pivnich and Pari are registered at the following address: 10a Rileeva St., Kiev, Ukraine. The company conducts its operations from the same address.

The number of employees of the Company at March 31, 2006 and December 31, 2005 amounted to 22.

2.	PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation - These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $55,983 during the three months ended March 31, 2006, and, as of March 31, 2006 the Company's current liabilities exceeded its current assets by $654,770. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

•    The Company plans to continue to raise additional capital in the equity markets as significant source of funding the development of the Licenses.
•    Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow. Additional funding requirements may also be necessary before the Company is able to rely solely on the production from the licensed properties for the cash flow of the Company.

Use of Estimates and Assumptions - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Due to the inherent uncertainty in making those estimates, actual results reported in future periods could differ from such estimates.

Functional and Reporting Currency - The reporting currency of the accompanying consolidated financial statements is the US dollars. Ukrainian entities use Ukrainian Hrivna (UAH) as their functional currency since their most revenues and operating expenses are denominated in Ukrainian Hrivnas. The Ukrainian Hrivna is not a fully convertible currency outside of the territory of the Ukraine. The translation of Hrivna denominated assets and liabilities into US dollars for the purpose of these consolidated financial statements does not indicate that the Company could or will in the future realize or settle in US dollars the translated values of these assets and liabilities.

The prevailing exchange rates as at March 31, 2006 and December 31, 2005 were approximately 1 U.S. dollar to $5.0500 and $5.0500 Ukrainian Hrivnas, respectively. For the periods ended March 31, 2006 and 2005, the average exchange rate for 1U.S. dollar was $5.0500 and $5.2946 Ukrainian Hrivnas, respectively.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements incorporate the financial statements of Sunrise Energy Resources Inc. and other enterprises, where the Company, directly or indirectly exercises control. Control is achieved where the Company has the power to govern the financial and operating policies of an investee enterprise so as to obtain benefits from its activities.

All significant intercompany transactions, balances and unrealized gains (losses) on transactions are eliminated on consolidation.

Revenue Recognition - For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Criterion (1) is met as every delivery is covered by a separate contract and the title passes to the customer only upon customer’s acceptance at point of destination, which is in compliance with criterion (2). Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered and accepted by its customers. In accordance with the Company’s standard contract terms, once delivered and accepted the product cannot be returned and no claims can be presented to the Company. The Company recognizes revenue on gross basis.

Property, Plant and Equipment - Oil and gas properties are accounted for using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when a well is determined to be non-productive. Other exploratory expenditures, including geological and geophysical costs are expensed as incurred. Depreciation, depletion and amortization of capitalized costs of oil and gas properties is calculated using the unit-of-production method based upon proved reserves for the cost of property acquisitions and proved developed reserves for exploration and development costs. As of the date of these consolidated financial statements no such costs were incurred.

Production and related overhead costs are expensed as incurred. Depreciation of assets not directly associated with oil production and certain workover costs on properties subject to time limited licenses has been calculated on a straight-line basis over the economic lives of such assets, estimated to be in the following ranges:

Oil and Gas Facilities Improvements and Workover Costs	2 years
Office Improvements	4 - 5 years
Computer Equipment	3 years

The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in the income statement.

Leasing - Leases are classified as finance leases whenever the terms of the lease transfer substantially all the risk and rewards of ownership to the lessee. All other leases are classified as operating leases.

There were no assets held under financial leases. Operating leases are expensed in the period in which they are incurred.

Inventories - Inventories are stated at the lower of cost or net realizable value. Cost comprises direct cost of extracted oil and gas, its transportation and handling physically in the pipelines or storages prior to the delivery for sale. Inventory also includes various supplies and spare parts.

Cost is calculated using weighted average method. Net realizable value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

Accounts Receivable - Accounts receivable are stated at their net realizable value after deducting provisions for uncollectible amounts.

Cash and Cash Equivalents - Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of March 31, 2006 and December 31, 2005 consisted mainly of the UAH and USD denominated current accounts.

Loans and Other Borrowings - All loans and borrowings are recorded at the proceeds received, net of direct issue costs.

Borrowing Costs - Borrowing costs are recognized as an expense in the period in which they are incurred.

Trade and Other Payables - Liabilities for trade and other amounts payable are stated at their nominal value.

Value added tax on purchases and sales - Value added taxes (VAT) related to sales is payable to tax authorities upon collection of receivables from customers. VAT on purchases is offset against VAT collected from sales. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date, (VAT deferred) is recognized in the balance sheet on a gross basis and disclosed separately as a current asset and liability. Where provision has been made against debtors deemed to be uncollectible bad debt expense is recorded for the gross amount of the debtor, including VAT. The related VAT deferred liability is maintained until the debtor is settled or until the debtor is written off for statutory accounting purposes.

Income Taxes - Income tax has been computed based on the results for the year as adjusted for items that are non-assessable or non-tax deductible.

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

Fair value of Financial Instruments - The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.

Earnings (Loss) per Share - Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share are calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

Comprehensive Income - Statement of SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Foreign exchange measurement gains and losses of the Company are reflected in Comprehensive gains and losses.

Prior to September 30, 2005, foreign exchange measurement losses were immaterial. They have been included in net income and loss as of March 31, 2005.

Retirement Benefit Costs - The operating divisions of the Company situated in Ukraine contribute to the state pension, medical and social insurance and employment funds on behalf of all its current employees. Any related expenses are recognized in the income statement as incurred.

Segment Reporting - The Company’s business operations are located in Ukraine and relate primarily to marketing and distribution of crude oil and natural gas products. Therefore, business activities are subject to the same risks and returns and addressed in the consolidated financial statements of the Company as one reportable segment.

New accounting pronouncements - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to the prior periods` financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopts SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

4.	PRODUCTION SHARING AGREEMENTS

PSA # 01-SD dated April 26, 2000 (Esko Pivnich)

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

PSA # 35/970-SD dated August 19, 200 4 (Esko Pivnich)

The Company filed an application with the Ukrainian State Committee of Mineral Resources to continue the exploration and development of Karaikozovsk’s field and in July 2004 the Company obtained the main geological and exploration license for the period of 5 years.

In August 2004 the Company together with Okhtirkaneftegas, contributed approximately $1,503 and $376 into the establishment of new PSA to continue exploration and development of Karaikozovsk field.

PSA # 10-5/2000 dated July 20, 2000 (Pari)

In July 2000 Pari together with the state owned geological enterprise Poltavaneftegasgeologiya executed a production sharing agreement (“PSA”) to start exploration and development of Sakhalinsk and Skvortsivsk fields located in Krasnokutsk area of Kharkov region. Under the terms of PSA Poltavaneftegasgeologiya acted as the holder of the main geological and exploration licenses to develop Sakhalinsk and Skvortsivsk field and the Company was a major investor, having contributed into the establishment of PSA approximately $31,152 (See also Note 24).

Under the terms of the agreement Poltavaneftegasgeologiya was obliged to complete capital repairs on well#18 of Sakhalin’s field. Until expiration of the main geological and exploration license held by Poltavaneftegasgeologiya, a subsidiary of NAK Nadra Ukraini, a state owned company, no operating activities have been conducted. In accordance with the agreement, and Company moved to void its entire obligations under the PSA and obtain a refund of its’ initial investment in the amount of $31,152. As of the date of this report no resolution on this matter has been achieved. Accordingly, Pari’s investment was totally written off in 2003.

PSA # 02-CID dated October 20, 2004 (Pari)

In October 2004 Pari entered into a production sharing agreement with TOV “Intek Geo” and JSC “Agronaftogastekhservice” to start exploration of Pilipivsk’s field located in Kosivskiy and Kolomiiskiy districts of Ivanovo-Frankivsk region, Western Ukraine. In conformity with the terms of PSA 02-CID Pari acts as a holder of the main geological and exploration licenses to develop Pilipivsk’s field while JSC “Agronaftogastekhservice” acts as an operator and TOV “Intek Geo” performs project management and oversight function. No capital contributions have been made as of the date of the report.

5.	ACCOUNTS RECEIVABLE, related party

Accounts receivable as of March 31, 2006 and December 31, 2005 consisted of the following:

	3/31/2006	12/31/2005

CJSC Infox, related party	$690,104	$720,797
Total	$690,104	$720,797

Accounts receivable as of March 31, 2006 and December 31, 2005 consisted of $690,104 and $720,797, respectively, receivable from CJSC Infox, a related party that resulted from several crude oil shipments which took place in 2004 and 2003. During the first quarter of 2006 Infox had partly repaid this balance. No provision for bad debts has been recorded for these accounts. Management of the Company believes this amount will be paid during 2006.

6.	OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of March 31, 2006 and December 31, 2005 consisted of the following:

	3/31/2006	12/31/2005

Other accounts receivable and prepayments, net	$800,992	$760,797

Other accounts receivable and prepayments as at March 31, 2006 and December 31, 2005 are stated net of provision accrued for doubtful accounts and were comprised mostly of advances paid to Vixen JLM and Okhtirkaneftegas in amounts of $511,069 and $198,880, respectively.

The advance paid to Vixen JLM relates to well casings for construction workovers. The amount paid to Okhtirkaneftegas is currently pending litigation (Note 24), though no provision was accrued on it based on the management estimates of the possibility to offset this amount through cancellation of PSA# 01-SD agreement with Okhtirkaneftegas during 2006.

7.	INVENTORIES

Inventories as of as of March 31, 2006 and December 31, 2005 consisted of the following:

	3/31/2006	12/31/2005

Crude oil - at cost	$19,989	$130,159
Other consumables and spare parts	101,180	29,107
Total	$121,169	$159,266

Inventories as of March 31, 2006 and December 31, 2005 are represented by the balances of crude oil produced internally in amounts of 902 and 533 bbls, respectively, and crude oil purchased in amounts of None and 2,190 bbls, respectively. The amounts of $101,180 and $29,107, respectively, represent certain spare parts destined for technical maintenance of oil & gas facilities.

8.	TAXES RECEIVABLE

Taxes receivable as of March 31, 2006 and December 31, 2005 consisted of the following:

	3/31/2006	12/31/2005

VAT receivable	$239,053	$152,095
Other tax prepaid	41	33,641
Total	$239,094	$185,736

Taxes receivable balances are represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2006 and December 31, 2005 consisted of the following:

	3/31/2006	12/31/2005

Oil & gas facilities improvements and work over costs	$1,739,336	$1,761,265
Office equipment	36,773	14,072
Construction in progress	349,048	161,416
Total	2,125,157	1,936,753

Accumulated Depreciation	(1,057,990)	(985,728)
Net Book Value	$1,067,167	$951,025

10.	LEASE /CONCESSION ACQUISITION COST

As of March 31, 2006, the Lease/Concession acquisition cost of $201,963 represents the implied value of the exploration licenses for Peremishlyansk, Niklovitsk, Chukvinsk, Sheremetivsk and Pilipivsk properties held by Pari, Ltd (Note 22).

11.	LONG-TERM FINANCIAL INVESTMENT

Long-term investment as of March 31, 2006 and December 31, 2005 represented 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

12.	INCOME TAX

The Company’s provision for income tax for the periods ended March 31, 2006 and December 31, 2005 is as follows:

	3/31/2006	12/31/2005

Current tax	$31,109	$117,224
Deferred tax gain	(6,267)	(54,760)
Total income tax expense (benefit)	$24,842	$62,464

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods ended March 31, 2006 and December 31, 2005 in the Company’s deferred tax position is as follows:

	3/31/2006	12/31/2005

Net asset at the beginning of the period	$73,319	$17,218
Charged to income for the period	(4,302)	56,101
Net asset at the end of the period	$69,017	$73,319

The tax effect on the major temporary differences that give rise to the deferred tax assets as at March 31, 2006 and December 31, 2005 is presented below:

	3/31/2006	12/31/2005

Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$79,799	$106,092
Valuation of VAT receivable	17,304	13,442
Low value items written off	484	9,175
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian low	178,482	164,565
Total	$276,069	$293,274

The deferred tax assets as at March 31, 2006 and December 31, 2005, calculated at effective Ukrainian income tax rate of 25%, is consisted of the following:

	3/31/2006	12/31/2005

Deferred tax assets
Provision for doubtful receivables	$19,950	$26,523
Valuation of VAT receivable	4,326	3,361
Low value items written off	121	2,294
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian low	44,620	41,141
Total	$69,017	$73,319

The taxation charge for the periods is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	3/31/2006	12/31/2005

(Loss) before income tax and minority interest	$(6,324)	$(315,834)
Theoretical income tax benefit at statutory rate of 25%	(1,581)	(78,959)
Adjustments due to:

Tax effect of (expenses) that are not deductible in determining taxable profit	26,423	141,423

Income tax (benefit)	$24,842	$62,464

As of March 31, 2006 and December 31, 2005 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, the Company has a net operating loss carry forward of over $1,000,000 which expires in periods from 2021 to 2024. As a result, the company has a deferred tax asset of approximately $340,000. This has been fully reserved because realization cannot be assured.

13.	ACCOUNTS PAYABLE

Accounts payable as of March 31, 2006 and December 31, 2005 consisted of the following:

	3/31/2006	12/31/2005

Accounts payable	$250,747	$218,104

CJSC Infox, related party	606,415	592,554
Total	$857,162	$810,658

Third parties accounts payable balances as of March 31, 2006 and December 31, 2005 were comprised mostly of payable to Okhtirkaneftegas and Kachanozovsky GPZ for services in amounts of $185,080 (2005: $180,707) and $26,510 (2005: $25,240), respectively.

The amounts of $606,415 and $592,554, payable to the related party, CJSC Infox, as of March 31, 2006 and December 31, 2005, respectively, are mostly related to well reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

14.	TAXES PAYABLE

Taxes payable as of March 31, 2005 and December 31, 2005 consisted of the following:

	3/31/2006	12/31/2005

Fines and penalties	$598,324	$598,324
VAT	265,564	233,149
Profit tax	31,162	29,526
Exploration tax	17,450	33,684
Resource Tax	10,078	6,699
Social insurance	3,121	4,237
Other taxes	1,441	112
Total	$927,140	$905,731

Taxes payable as of March 31, 2006 and December 31, 2005 represent fines and penalties accrued in connection with litigation described in Note 24. The Company has prevailed in litigation about this issue and in subsequent reviews relating to the dispute. However, the government continues to appeal and has not reversed the liability. Consequently, the company has not reversed the liability and does not plan to do so until this issue is completely resolved.

VAT payable relates mostly to sales made in 2005. Based on the current Ukrainian law VAT payable may not be offset against VAT receivable.

15.	SHORT-TERM BANK LOANS

Short-term bank loans as of March 31, 2005 and December 31, 2005 consisted of the following:

	%, currency	3/30/2006	12/31/2005

AB Clearing House	26%, Ukrainian Hrivnas	-	$514,851

Total dated Sept. 17, 2004 due March, 2006		-	$514,851

The loan from AB Clearing House outstanding as at December 31, 2005 was secured by the Company’s title to well casings purchased under an agreement dated July 20, 2004. Proceeds of the loan were used mainly for immediate working capital requirements.

Interest expense for the period ended March 31, 2005 was incurred in respect of the credit line facility obtained from AB Clearing House in the amount of $23,387, which represented the interest rate of 26% per annum.

On March 9, 2006, the Company had repaid in full the balance of short term loan and respective balance of interest payable in amount of $11,369 that was accrued in 2005 and not repaid as of December 31, 2005 (Note 19).

16.	SHORT TERM NOTES PAYABLE

Short term promissory notes outstanding as at March 31, 2006 and December 31, 2005, issued in November 2002 at no interest were payable not earlier than November 5, 2005. Notes represent amounts of $14,258 and $5,340 payable to Astark and Sipay, respectively. As of March 31, 2006, Astark and Sipay, the issuers of the notes had not called for the repayment of the respective amounts. Any valuation adjustment due to the lack of interest has not been calculated, but it is not considered to have a material effect on the financial statements.

17.	OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of March 31, 2006 and December 31, 2005 consisted of the following:

	3/31/2006	12/31/2005

Other accounts payable and accruals	$340,974	$414,577

Advances from former shareholders	272,091	244,191
Total	$613,065	$658,768

Other accounts payable and accruals as of March 31, 2006 and December 31, 2005 mostly consisted of advances from former shareholders and other non-recurring research and development, geological and exploration works, as well as payroll, short-term advances to employees and other prepayments for repair and constructions services.

The amount of $272,091 (2005: $244,191) represents advances from shareholders with no specific terms paid to the Company mostly during 2005 (See also Note 19).

18.	PREPAIMENTS FOR OIL AND GAS

Prepayments for oil and gas as of March 31, 2006 and December 31, 2005 consisted of the following:

	3/31/2006	12/31/2005

Prepayments for oil and gas	$353,316	$500,867

As at March 31, 2006 and December 31, 2005 prepayments for oil and gas were mostly comprised of $192,680 (2005: $248,303), $49,805 (2005: $49,805), $45,346 (2005: $21,188) and $131 (2005: $195,733) payable to Angronafta, Atlantis Techno, Agrotemp and Torpeda PP, respectively.

19.	INTEREST PAYABLE

Interest payable as of March 31, 2005 and December, 31 2005, consisted of the following:

	3/31/2006	12/31/2005

Long term loan - Zaccam Trading, related Party	$7,290	$2,167
Interest accrued on advances received from former shareholders	7,052	4,175
Short term loan - AB Clearing House	-	11,369
Total	$14,342	$17,711

Long term loan from Zaccam Trading, related party, at 3% per annum (Note 21) was obtained in 2005. Interest accrued on amounts payable to former shareholders represents weighted average LIBOR rate for the periods ended March 31, 2006 and December 31, 2005 (Note 17). As of December 31, 2005, interest payable to AB Clearing House relates to credit line facility at 26% per annum (See also Notes 15 and 27)

20.	PROFIT INTEREST PAYABLE

As at March 31, 2006 and December 31, 2005, profit interest of $17,997 is payable to Poltavaneftegasgeologiya and represent amount that was accrued and partially paid by the Company in respect to profits earned for 2002 year in accordance with PSA # 01-SD dated April 26, 2000 (Note 24).

21.	LONG TERM PAYABLE

Long term payable as of March 31, 2006 and December 31, 2005 consisted of the following:

	Issue date/ Effective date	Due not earlier than	3/31/2006	12/31/2005

Zaccam Trading, Ltd.	March 5, 2005	March 5, 2015	1,391,900	279,900
Fort Trade	Nov-2004	Nov- 2009	$465,347	$465,347
Total			$1,857,247	$745,247

As of March 31, 2006 and December 31, 2005, amount of $465,347 represents interest free note payable for geological and research services rendered by Fort Trade during 2004.

Long term payable to Zaccam Trading, Ltd., related party as of March 31, 2005 and December 31, 2005 represents uncollateralized credit line facility with limit of indebtedness of $5,000,000 bearing 3% per annum charged on actual amount of debt (Note 19).

22.	SHAREHOLDERS’ EQUITY

On or about January 20, 2006, the Company executed a share purchase agreement with the shareholders of Pari, Ltd. The board of directors of Sunrise Energy Resources, Inc. approved the transaction on February 9, 2006. The shareholders of Pari sold 100% of their holdings to Sunrise Energy Resources, Inc. for a consideration of $96,608 payable in 161,014 newly issued shares of the Company.

The current consolidated financial statements account for the transaction in accordance with SFAS 141 “Business Combinations” under the “acquisition” treatment, whereby Sunrise Energy Resources, Inc. is considered to be the actual acquirer, and Pari, Ltd. is the acquired entity. Based on the market value of the stock issued, the excess of the value of the stock over the book value of the assets has been allocated to the drilling/production concessions owned by Pari. No goodwill was recognized on the acquisition.

Net assets of the acquired entity, Pari, Ltd. before the allocation of the balance to the drilling/production concessions as of December 31, 2005, were as follows:

12/31/2005

Cash	$4,549
Accounts receivable and other current assets	24,860
Property, Plant and Equipment, net	43,797
Accounts Payable	(166,580)
Tax liabilities	(11,981)

100% of Net Assets (Deficit)	$(105,355)

Less cash balances held as at December 31, 2005	(4,549)

Reacquisition deficit	$(109,904)

Cash inflow on acquisition	$4,549

No dividends were declared or paid by the Company during the periods ended March 31, 2006 and December 31, 2005.

23.	RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of March 31, 2006 and December 31, 2006 see Notes 4, 5, 13, 17, 19 and 21.

Our related parties include CJSC Infox and Zaccam Trading, Ltd. Although Pari, Ltd. was acquired in the first quarter of 2006, it is presented as a “related party” in Company’s consolidated financial statements as of December 31, 2005.

During the periods ended March 31, 2006 and December 31, 2005, we have received a several tranches of long term loan from Zaccam Trading, Ltd. which resulted in amounts of $1,391,900 and $279,900 outstanding at the end of the respective periods. The proceeds received were used mainly for construction workovers on well #21 (Notes 19 and 21).

As of March 31, 2005 and December 31, 2005, amounts of $690,104 and $720,797 receivable from CJSC Infox, related party, was comprised from several crude oil shipments which took place in 2004 and 2003 while amounts of $606,415 and $592,554, respectively, payable to the related party, CJSC Infox, relates mostly to wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company’s subsidiaries EP and Pari.

24.	COMMITMENTS AND CONTINGENCIES

Licenses’ commitments

Esko Pivnich - During 2004 the Company received geological and exploration license agreements to develop Karaikozovsk, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

	Period	Amount

Rogan field	2005-2009	2,922,772
Rakitnyansk field	2005-2009	3,938,614
Karaikozovsk field	2005-2009	4,241,584
Total		$11,102,970

Pari - During 2004 the Company received geological and exploration license agreements to develop Peremishlyansk, Chukvinsk, Scheremetivsk, Niklovitsks and Pilipivsk fields. The following amounts of investments are to be incurred under the terms of those agreements:

	Period	Amount

Peremishlyansk field	2004-2009	$2,336,634
Chukvinsk field	2004-2009	1,544,554
Scheremetivsk field	2004-2009	712,872
Niklovitsks field	2004-2009	594,059
Pilipivsk field	2004-2009	475,248
Total		$5,663,367

Environmental remediation - Under the laws of Ukraine the Company is obligated to meet certain environmental remediation obligations related to the oil and gas production activities. This amount cannot be estimated at this time but is considered to not be material.

Lease commitments - The Company leases office space on a year by year basis and the rent is disclosed in other notes. The Company’s future lease commitments as of March 31, 2006 are as follows:

2006

Office rent - Esko Pivnich	$45,000
Office rent - Pari	15,600
$60,600

Litigation - The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

Esko Pivnich

JSC Ukrneft, Okhtirkaneftegas - In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, with respect to the advance paid by the Company in 2002 in amount of $198,880 to complete certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after a number of hearings by courts of different circuits, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance to the Company without further delays. Despite this final ruling of the Supreme Court, as of May 12, 2006 the balance has not been paid. The Company plans to void PSA # 01-SD and to offset the amount due to it against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2006.

Taxes - During 2004 the Company was audited by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties thereon in the aggregate amount of $598,324 related to FY2003 and FY2002. The amounts were accrued in the consolidated financial statements in full. Esko Pivnich appealed against the decision to Civil Court of Kiev and the matter was ruled in favor of Esko Pivnich. However, the tax authorities have filed a counter-appeal with the Supreme Civil Court of Kiev. The Supreme Civil Court resolved that the matter be referred back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation which was completed in February 2006. Since the investigation no additional hearings have been held. Since the appeal has been won and became effective, there is a 100% of winning the case. The respective tax liability has not been removed or reversed pending the final resolution of the matter.

Pari

Poltavaneftegasgeologiya - Under the terms of PSA # 10-5/2000 dated July 20, 2000 Poltavaneftegasgeologiya (Note 4) acted as the holder of the main geological and exploration licenses to develop Sakhalin and Skvortsivsk field and Pari was a major investor, having contributed into the establishment of PSA approximately $31,152. No operating activities have ever been under this agreement and Pari moved to void all its obligations under PSA and obtain a refund of its’ initial investment in amount of $31,152. As of the date of this report the matter has not been resolved. Respectively, the Pari’s investment amount was totally written off in 2003.

Ukrainian Tax and Regulatory Environment - The government of Ukraine continues to reform the business and commercial infrastructure in its transition to a market economy. As a result laws and regulations affecting businesses continue to change rapidly. These changes are from time to time characterized by poor drafting, different interpretations and arbitrary application by the authorities. In particular, taxes are subject to review and investigation by a number of authorities enabled by law to impose fines and penalties. While the Company believes it has provided adequately for all tax liabilities based on its understanding of the tax legislation, the above facts may create tax risks for the Company. Market prices for oil and gas under Ukrainian law are considerably below world market prices.

25.	RISK MANAGEMENT POLICIES

Management of risk is an essential element of the Company’s operations. The main risks inherent to the Company’s operations are those related to credit risk exposures, market movements in foreign exchange rates and in interest rates. A description of the Company’s risk management policies in relation to those risks follows.

Credit risk - The Company is exposed to credit risk which is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.

The Company structures the levels of credit risk it undertakes by placing limits on the amount of risk accepted in relation to one customer, or groups of customers. Limits on the level of credit risk by customer are approved quarterly by the Credit Committee.

Our sales to customers in excess of 5% were as follows:

	03/31/2006	3/31/2005

Ukrtatnafta (oil produced)	-	$305,878
Agrotemp (oil produced)	$187,933	185,233
Torpeda (oil resold)	120,174	-
Torpeda (oil produced)	65,076	-
Soyuz NPK (oil produced)	21,903	-
Okhtirkaneftegas (gas produced)	10,540	23,480
Total	$405,626	$514,591

Currency risk - Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates.

The Credit Committee sets limits on the level of exposure by currencies (primarily Ukrainian Hrivna and US Dollar), by entities and in total.

Interest rate risk - Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments.

Currently, the Company management approach to the interest risk limitation is borrowing at fixed rates and for short periods.

26.	CONCENTRATION OF BUSINESS RISK

The Company’s operating activities are limited to Ukraine. Laws and regulations affecting businesses operating in Ukraine are subject to rapid changes and the Company’s assets and operations could be at risk due to negative changes in the political and business environment.

27.	SUBSEQUENT EVENTS

Effective March 30, 2006, Sunrise Energy Resources, Inc. executed a Convertible Note Subscription Agreement to complete a $1.0 million private placement financing in the form of 10% convertible notes. In accordance with the subscription agreement, the Company shall receive the funding in several tranches until June 30, 2006. The Company has received the first tranche in the amount of $387,000 on or about April 7, 2006. Each tranche will mature in 3 years of the receipt of funds. The interest shall accrue at the rate of 10% per annum on the unconverted amount and shall be payable annually on each 12 month anniversary of each tranche until conversion or maturity. The Notes can be converted into the shares of the Company's common stock at the conversion price of $2.20 at the holder's option at any time until the maturity date of each tranche. For Notes converted between interest due dates, the interest shall be accrued pro-rata and paid in the form of additional shares of the Company's common stock. The number of such additional shares shall be calculated at the same conversion price. Because the first funding did not occur until April 7, 2006, the company considers the agreement not to be final or recordable until that date and therefore neither the asset or the liability are reflected in these financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the year ended December 31, 2005 and periods ended March 31, 2006 and 2005.

Management’s key objectives for the first quarter of 2006 were:

•	Complete the workovers on Well #2 and Well#3 of the Karaikozovsk field;

•	Drill half of the projected depth of Well#21 of Karaikozovsk field to the depth of around 2500m which represents roughly half of the projected depth;

•	Complete the acquisition of Pari Ltd.;

•	Commence conduction of geological and research works on Rogan and Rakitnyansk properties;

We believe that these key objectives were achieved in the first quarter of 2006. Our 2006 strategy for Karaikozovsk field includes completion and launch of Well #21. We will also focus on the exploration drilling on the newly acquired Peremishlyansk field.

In addition, we will continue the exploration activities on Rogan and Rakitnyansk properties aiming to establish the optimal reservoir development scenarios.

Current Activities

Although the Company completed scheduled workovers and repairs on Well #3 on or around June 21, 2005, during 2005 and three month of 2006, our production was primarily limited to Well #2 of Karaikozovsk deposit. The reduced production from Well #3 was caused by a reservoir pressure maintenance difficulties as well as increased downtime and lower flow rates caused by an exceptionally cold weather in January 2006.

On or around May 31, 2005 Esko-Pivnich, the Company’s wholly-owned operating subsidiary completed the construction of a new storage and separation facility with a total storage capacity of approximately 200 tons (1,460 bbls). The new facility commenced operations on July 15, 2005 and was designed to decrease the Company’s operating expenses, resulting from reduced fees that were previously paid to Okhtirkaneftegaz, the state-owned Oil &Gas Company for similar services. In addition, the launch of the new facilities will enable the Company to reduce crude losses during extraction, separation and storage.

On March 20, 2006, Pari, Ltd. a wholly owned subsidiary of Sunrise Energy Resources, Inc. commenced the preparatory work to drill its first exploration well on Peremishlyansk block which has possible gas reserves of approximately 420 BCF.

The well construction project has been prepared and the drilling rig is currently being installed at the planned well site. The drilling contract has been signed with GP "ZakhidUkrGeologiya", a Ukrainian drilling contractor. The well is designed to be approximately 3700 m (12,139 ft) deep.

According to the Ukrainian Government Reserve Report, Pari, Ltd. has proven reserves of approximately 106.2 BCF of gas in Niklovitsk field located in Lviv region of Western Ukraine and 4.1 BCF in Sheremetivsk field located in Chernovtsi region of Western Ukraine. Pari, Ltd. holds an exploration licenses that expires in July 2009 for the above properties and the following other undeveloped properties located in Western Ukraine: Peremishlyansk, Chukvinsk in Lviv region, and Pilipivsk in Ivano-Frankivsk region. In total, the possible reserves of Pari, Ltd. amount to approximately 24 MMBBLS.

Results of Operations

Oil and gas production and revenue

The crude oil balances as of March 31, 2006 and December 31, 2005 amounted to 902 and 533 Bbls, respectively.

During the three months ended March 31, 2006 and 2005, Esko Pivnich produced 5,987 (2005: 14,526) barrels (“Bbls”) of crude oil and 8,645 (2005: 27,475) thousands of cubic feet (“MCFs”) of natural gas, respectively.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. During the three months period ended March 31, 2006 and 2005, Esko Pivnich sold its internally produced 5,651 (2005: 14,346) Bbls of crude oil at the average prices of $49 (2005: $34.23) per barrel translating into net revenues from sales of internally produced oil of $274,912 (2005: $491,111). Also for the three months ended March 31, 2006 and 2005 the Company sold 8,645 (2005: 27,475) MCFs of internally produced gas at average prices of $1.2 ($0.85) per MCF translating into revenues of $10,540 (2005: $23,480).

Additionally during three month ended March 31, 2006 we sold 2,188 bbls of purchased crude oil at the average price of $54.87 per barrel translating into revenues of $120,174. Cost of sales amounted to $116,637.

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil and natural gas are sold at the pipeline measuring node and are subject or free of any transportation costs depending on the terms of specific customer agreements.

Exploration

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended March 31, 2006 and 2005 we incurred $39,830 and $78,852, respectively in exploration expenses.

The Company expects significant exploration expense in 2005-2008 due to the new operating licenses obtained in 2005, including licenses for two new fields, Rogan and Rakitnyansk, and significant investment obligations attached to them, based on the concluded license agreement with the Ministry of Resources of Ukraine (see above).

During the periods ended March 31, 2006 and December 31, 2005, the Exploration and Resource taxes, amounted to $51,449 and $132,926, respectively.

Other operating income (expense) for the period ended March 31, 2006 was mostly due to change in provision for doubtful accounts of $26,293 which resulted from the repayment of amount receivable from Vector NDI for office rent services prepaid by the company during 2004.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements. As at the date of this report no such costs were incurred.

Oil and gas production equipment and workover costs were the main contributor into the depreciation expense for the periods ended March 31, 2006 and 2005 in total amounts of $69,970 and $52,349. The increase in the depreciation expense in the first quarter of 2006 as compared to the respective period of 2005 is primarily due to the launching of storage and separation facility as well as due to workover costs capitalized in the second half of 2005.

Sales, general and administrative expenses

Sales, general and administrative expenses for the periods ended March 31, 2006 decreased to $118,214 from $223,173 in the period ended March 31, 2005 mainly due to the decrease in insurance expenses (2006:2005 - $none and $67,118), transportation expenses (2006:2005 - $16,129 and $23,638) and legal, audit and other professional services (2006:2005 - $21,915 and $68,518), although there was an increase in office rent (2006:2005 - $15,571and $13,512), as well as in payroll and related taxes (2006:2005 - $53,809 and $26,232).

In March 2005 the Company insured its business continuity risks. The above insurance premium was paid in respect to March - June 2005 period only. Legal and professional services decreased mainly due to the absence of hearings related to recurring legislation disputes in the first quarter of 2006.

Interest income (expense)

Interest expense (net) for the periods ended March 31, 2006 and 2005, amounted to $41,899 and $31,300, respectively.

Interest expense for the period ended March 31, 2005 related primarily to the credit line facility obtained from AB Clearing House at 26% per annum. During three months ended March 31, 2006 the interest expense was primarily due to tranches of long term loan obtained from Zaccam Trading, related party at 3% and interest accrued on amounts received from former shareholders at weighted average LIBOR rate for the respective period.

Long term credit line facility

On March 5, 2005 the Company entered into the agreement with Zaccam Trading, Ltd., related party, to obtain a long term credit line with indebtedness limit of $5 million bearing 3% per annum and due on March 5, 2015. Interest is charged on the actual amount of debt for the period of using the funds. Proceeds were mainly used to finance construction workovers on Well#21 of Karaikozovsk’s property.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establishes steady production of oil and gas in Ukraine. As at March 31, 2006, the Company had total current assets of $2,147,850 and total current liabilities of $2,802,620, respectively. As at March 31, 2006, the Company had cash balances of $296,491 and a working capital deficit of $654,770, respectively.

We are currently discussing various financing options with private investors that include Company shareholders however, no assurance can be provided as to if, when and in what amount such new financing may be received by the Company. Failure to timely receive such financing may cause us to significantly curtail or altogether suspend our capital expenditure program. This may, in turn, have material adverse effect on our production activities

Cash flow

Cash (used in)/ provided by operating activities during the periods ended March 31, 2006 and 2005 amounted to $(12,610) and $184,331, respectively. Significant cash outflow in the first quarter of 2006, as compared to the respective period of 2005, was primarily caused by the decrease in prepayments for oil and gas of $147,551 (2005: increase of $374), increase in tax rebates receivable of $53,358 (2005: increase of $29,298), and the reduction in other accounts payable and accruals of $48,223 (2005: reduction of $46,913). The above items outweighed the cash inflows resulting from the decrease in accounts receivable of $57,183 (2005: $18,591), the reduction of other accounts receivable and prepayments of $82,182 (2005: increase of $17,461), and the reduction of inventories balances of $38,097 (2005: increase of $21,090).

During three months ended March 31, 2006 cash provided by financing activities in amount of $1,112,000 was due to the tranche of long term loan received from Zaccam Trading, related party, and mainly was used to finance construction workovers, as well as to repay short term loan payable to AB Clearing House resulting in cash outflow of $514,851. Also it was partly used to service the negative cash flow from operations. For the respective period of 2005 there were no operations affecting cash flows from financing activities.

During three months ended March 31, 2006 and 2005, the Company invested in workovers a total amount of $186,112 and $142,508, respectively, which was financed by shareholder loans and long term loan. Significant increase in capital expenditure in 2006 was also caused by the acquisition of Pari, Ltd., the Company’s operating subsidiary which had a pre acquisition deficit of $109,904. Cash inflow recorded on the transaction amounted to $4,549 and effected cash flow from financing activities.

Cash Requirements

The Company anticipates it will require around $4,000,000 to implement its capital expenditure program for Karaikozovsk property including the completion of separators and drilling of Well #21. The Company believes it will be able to raise these funds through equity, debt and convertible debt financing; however, there is no guarantee that such funds will be raised and no certainty as to when such funds may be raised.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $55,983 during the period ended March 31, 2006, and, as of March 31, 2006, the Company’s current liabilities exceeded its current assets by $654,770. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

o	The Company plans to continue to raise additional capital in the equity, debt and convertible debt markets as significant source of funding the development of the Licenses.

o
Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow. Additional funding requirements may also be necessary before the Company is able to rely solely on the production from the licensed properties for the cash flow of the Company.

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2005 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The prevailing exchange rate at March 31, 2006 and December 31, 2005 was approximately 1 U.S. dollar to 5.050 Ukrainian Hrivnas. For the periods ended March 31, 2006 and 2005, the average exchange rate for 1U.S. dollar was 5.050 and 5.2946, Ukrainian Hrivnas, respectively.

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

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon engineering, price and other assumptions used in preparing our annual reserve study. These estimates were prepared by the Company and have not been certified by a qualified independent petroleum engineering firm. The Company plans to engage such appropriately qualified engineering firm to certify the estimates of our oil and gas reserves in accordance with applicable engineering standards and in accordance with Securities and Exchange Commission guidelines. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. Our oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of our assets.

Our oil and gas reserve data and estimated future net cash flows have been prepared assuming we are successful in timely renewal of operating license agreements and negotiating production sharing terms which will allow constant production rates for the expected 10 year period. In accordance with the effective PSA, the profit sharing rate payable by the Company after the initial investment has been recovered equals 20%. (See above detailed description of the main terms of the standardized production sharing agreements concluded with the State of Ukraine). Also in 2005 the Company had completed construction of own gas separation facilities that allows to reduce significantly the cost of services currently purchased under the production sharing agreement (PSA) from the state-owned entity with which we are a contract partner, Okhtirkaneftegas.

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

Currency Exchange Risk

Domestic sales of oil and gas in Ukraine are made in local currency (Hryvnia) and then converted to US$. The US$:Hryvnia exchange rate may move adversely to affect oil and gas prices. In addition, there can be no assurance that the Ukrainian authorities may not introduce price stabilization mechanisms which adversely affect oil and gas prices in US$ terms for EP. While many of Sunrise’s financial obligations are denominated in United States dollars, a number of foreign currency effects may arise from exchange rate movements. Sunrise does not engage in active speculative hedging to minimize exchange rate risk.

Disclosure regarding Forward-Looking Statements

This quarterly Report contains forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). All statements, other than statements of historical fact, contained in this report are forward looking statements, including, without limitation, statements regarding the future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of or involving Sunrise or EP. Sunrise Shareholders can identify many of these statements by looking for words such as “believe”, “expects”, “will”, “intends”, “projects”, “anticipates”, “estimates”, “continues” or similar words or the negative thereof. There can be no assurance that the plans, intentions or expectations upon which these forward looking statements are based will occur. Forward looking statements are subject to risks, uncertainties and assumptions, including those discussed elsewhere in this report. Although Sunrise believes that the plans, intentions and expectations represented in such forward looking statements are reasonable, there can be no assurance that such plans, intentions and expectations will prove to be correct. Some of the risks which could affect future results and could cause results to differ materially from those expressed in the forward looking statements contained herein include: risks inherent in the future prices for oil and natural gas, political and regulatory risks, risks inherent in currency exchange rates, risks inherent in the prices for services and government fiscal regimes and the risk that actual results will vary from the results forecasted and such variations may be material.

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

The above discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of March 31, 2006 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and their consolidated subsidiary is recorded, processed , summarized and reported within the time periods specified by the SEC’ s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

PART II - OTHER INFORMATION

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

Esko Pivnich

JSC Ukrneft, Okhtyrkaneftegaz

In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, with respect to the advance paid by the Company in 2002 in amount of $198,880 to complete certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after a number of hearings by courts of different circuits, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance to the Company without further delays. Despite this final ruling of the Supreme Court, as of May 12, 2006 the balance has not been paid. The Company plans to void PSA # 01-SD and to offset the amount due to it against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2006.

Taxes

During 2004 the Company was audited by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties thereon in the aggregate amount of $598,324 related to FY2003 and FY2002. The amounts were accrued in the consolidated financial statements in full (See Note 24). Esko Pivnich appealed against the decision to Civil Court of Kiev and the matter was ruled in favor of Esko Pivnich. However, the tax authorities have filed a counter-appeal with the Supreme Civil Court of Kiev. The Supreme Civil Court resolved that the matter be referred back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation which was completed in February 2006. Since the investigation no additional hearings have been held. Although the appeal has been won and became effective, and the company believes there is a 100% of winning the case, the respective tax liability has not been removed or reversed pending the final resolution of the matter.

Pari

Poltavaneftegasgeologiya

Under the terms of PSA # 10-5/2000 dated July 20, 2000 Poltavaneftegasgeologiya (Note 4) acted as the holder of the main geological and exploration licenses to develop Sakhalinsk and Skvortsivsk field and Pari was a major investor, having contributed into the establishment of PSA approximately $31,152. No operating activities have ever been under this agreement and Pari moved to void all its obligations under PSA and obtain a refund of its’ initial investment in amount of $31,152. As of the date of this report the matter has not been resolved. Respectively, the Pari’s investment amount was totally written off in 2003.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on June 28, 2005, and Schedule 14F-1 filed by the Company on January 6, 2005.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the three month ended March 31, 2006

Consolidated Statements of Operations and Comprehensive Loss for the three month ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the three month ended March 31, 2006 and 2005

Notes to the Consolidated Financial Statements for the periods ended March 31, 2006 and December 31, 2005

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

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: May 12 , 2006	Konstantin Tsirulnikov
President and Chief Executive Officer