Form 10QSB
period 2006-06-30
SUNRISE ENERGY RESOURCES INC
filed 2006-08-14
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six month ended
June 30, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11248

SUNRISE ENERGY RESOURSES, INC.
(Name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

551 Fifth Avenue, Suite 2020
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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐;  No  ☒

State issuer’s revenues for its most recent fiscal year: $1,762,631

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 14, 2006 within past 60 days: $14,229,341.

As of August 14, 2006, the Registrant had 17,161,014 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-QSB

PART I.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	June 30, 2006	December 31, 2005
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$36,440	$3,419
Accounts receivable - related party	255,299	720,797
Other accounts receivable and prepayments	987,937	760,797
Other accounts receivable - related party	-	122,574
Inventories	542,530	159,266
Taxes receivable	525,673	185,736

Total current assets	2,347,879	1,952,589

NONCURRENT ASSETS
Property, plant and equipment, net	2,126,366	951,025
Lease/concession acquisition cost	188,499	-
Long-term financial investments	1,980	1,980
Deferred tax asset	79,210	73,319

TOTAL ASSETS	$4,743,934	$2,978,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$225,143	$218,104
Accounts payable - related party	187,719	592,554
Taxes payable	1,002,325	905,731
Short term bank loans	-	514,851
Short term notes payable	19,598	19,598
Other accounts payable and accruals	619,345	414,577
Other accounts payable - related party	300,391	244,191
Prepayments for oil and gas	312,262	500,867
Interest payable	44,239	17,711
Profit interest payable	17,997	17,997

Total current liabilities	2,729,019	3,446,181

Long term notes payable	1,882,347	465,347
Long-term payable to related party	1,391,900	279,900

Commitments and Contingencies (Note 24)	-	-

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,161,014 and 17,000,000 issued and outstanding as of June 30, 2006 and December 31, 2005	17,161	17,000
Additional Paid in Capital (Deficit)	29,938	(66,509)
Retained earnings (Accumulated deficit)	(1,274,239)	(1,130,814)
Accumulated other comprehensive (loss) - foreign currency	(32,192)	(32,192)
Total stockholders' equity (deficit)	(1,259,332)	(1,212,515)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,743,934	$2,978,913

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the six months ended
	June 30,
	2006	2005
REVENUES
Produced oil & gas	$815,184	$904,128
Purchased oil & gas	120,174	-
Total	935,358	904,128

COST OF SALES	(116,637)	-

	818,721	904,128

Operating expenses	(328,506)	(553,300)
Depreciation expense	(149,963)	(128,717)
Bad debt recovery	21,144	-
Other operating income (expenses), net	4,958	(24,065)
Sales, general and administrative expenses	(352,664)	(397,725)

OPERATING INCOME (LOSS)	13,690	(199,679)

OTHER INCOME (EXPENSE)

Interest income (expense), net	(92,403)	(63,051)
Foreign exchange (loss)	(6,977)	(33,083)
Other expense	-	(2,308)

LOSS BEFORE TAX	(85,690)	(298,121)

INCOME TAX (Note 12)	(57,735)	(8,868)

NET LOSS	$(143,425)	$(306,989)

BASIC (LOSS) EARNINGS PER SHARE	$(0.008)	$(0.018)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,143,369	17,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total Stockholder's Equity
			Paid-in	(Accumulated	Comprehensive	(Capital
	Shares	Amount	Capital	Deficit)	(Loss)	Deficit)

BALANCE, DECEMBER 31, 2003	137,700	$1,377	-	$48,462	-	$49,839

Common Stock, $0.001 par value, 75,000,000 issued and outstanding	17,000,000	17,000	-	-	-	17,000
To give effect on the acquisition of EP as of December 31, 2004	(137,700)	(1,377)	-	-	-	(1,377)
Pre acquisition deficit of Sunrise Energy Resources, Inc.	-	-	$(66,509)	-	-	(66,509)
Net (loss) for the year	-	-	-	(592,481)	-	(592,481)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	(66,509)	(544,019)	-	(593,528)

Net (loss for the year)	-	-	-	(586,795)	-	(586,795)
Other Comprehensive loss for the year	-	-	-	-	$(32,192)	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	17,000	(66,509)	(1,130,814)	(32,192)	(1,212,515)

Common Stock, $0.001 par value, 161,014 issued in connection with Pari acquisition	161,014	161	96,447	-	-	96,608
Net loss for the six months	-	-	-	(143,425)	-	(143,425)

BALANCE, JUNE 30, 2006	17,161,014	$17,161	$29,938	$(1,274,239)	$(32,192)	$(1,259,332)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the six months ended June 30,
	2006	2005

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss from continuing operations for the period	$(143,425)	$(306,989)
Adjustments to reconcile net loss from continuing operations to net cash in operating activities:

Depreciation expense	149,963	128,717
Supplier’s fines and penalties accruals	-	985
Provision for doubtful accounts	(21,145)	23,340
Deferred tax (gain)	(5,891)	(21,366)
Net imputed interest expense (income)	23,263	(1,377)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	486,840	(35,765)
(Increase) in other accounts receivable and prepayments	(104,763)	(188,483)
(Increase) in inventories	(383,264)	(17,268)
(Increase) decrease in taxes receivable	(339,937)	13,430
(Decrease) increase in accounts payable	(397,796)	199,677
Increase in taxes payable	96,594	69,160
Increase in other accounts payable and accruals	237,705	94,714
(Decrease) increase in prepayments for oil and gas	(188,605)	343,563
Increase in interest payable	26,528	-
NET CASH FLOW FROM OPERATING ACTIVITIES	(563,933)	302,338

CASH PROVIDED BY FINANCING ACTIVITIES:
Long term loans received	1,112,000	-
Promissory notes issued	1,417,000
Short term loans repaid	(514,851)	-
Cash inflow on the acquisition of Pari, Ltd.	4,549	-
NET CASHFLOW FROM FINANCING ACTIVITIES	2,018,698	-

CASH USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,311,840)	(361,081)
Preacquisition (deficit) of Pari, Ltd.	(109,904)	-
NET CASH FLOW FROM INVESTING ACTIVITIES	(1,421,744)	(361,081)

Effect of exchange rate changes	-	47,895

INCREASE (DECREASE) IN CASH	33,021	(10,848)
CASH, at the beginning of the period	3,419	15,082

CASH, at the end of the period	$36,440	$4,234

INCOME TAX PAID	$(23,387)	-
INTEREST PAID IN CASH	$(74,195)	$(66,269)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

All of the operating activities of Sunrise Energy Resources, Inc. are conducted through the Company’s wholly owned subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich”), a Ukrainian Closed Joint Stock Company (CJSC) established on January 20, 2000, and Pari, Ltd., (“Pari”) a Ukrainian Limited Liability company, established on July 5, 2000. The primary business activities of Esko Pivnich and Pari are oil and gas exploration, production and distribution in the country of Ukraine.

The current principal activities of Esko Pivnich and Pari are conducted in the form of production sharing agreements (PSA), which as of June 30, 2006 included the following:

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

In addition, during the periods presented, the Company purchased and resold oil and gas and thus in effect acting as a trading company.

Sunrise Energy Resources Inc. is currently registered at the following address: 551 Fifth Avenue, Suite 2020, New York, New York 10017. Esko Pivnich and Pari are registered at the following address: 10a Rileeva St., Kiev, Ukraine. The Company conducts its operations from the same address.

The number of employees of the Company at June 30, 2006 and December 31, 2005 amounted to 22.

2.	PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation - These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $143,425 during the six months ended June 30, 2006, and, as of June 30, 2006 the Company's current liabilities exceeded its current assets by $381,140. Additionally, to fully develop the area covered by the Licenses, the Company would require substantial amounts in additional funding.

In view of the matters described in the preceding paragraph, recoverability of a substantial portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis. The Company’s ability to meet such financing requirements will be subject primarily to the Company’s capability to raise additional funds by way of additional equity and other investments into the Company, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in operations or meet its obligations on a timely basis.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in operations.

•    The Company plans to continue raising additional equity capital and considers such contributions as significant source of funding for the development of its Licenses.
•    Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it can generate adequate cash flows to support its operations.
•    Nevertheless, additional funding requirements may be necessary before the Company is able to rely solely on the production from the licensed properties for the Company’s cash flow requirements.

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

Functional and Reporting Currency - The reporting currency of the accompanying consolidated financial statements is the US dollars. Ukrainian entities use Ukrainian Hrivna (UAH) as their functional currency since most of their revenues and operating expenses are denominated in Ukrainian Hrivnas. The Ukrainian Hrivna is not a fully convertible currency outside of Ukraine. The translation of Hrivna denominated assets and liabilities into US dollars for the purpose of these consolidated financial statements does not indicate that the Company could or will in the future realize or settle in US dollars the translated values of these assets and liabilities.

The prevailing exchange rates as at June 30, 2006 and December 31, 2005 were approximately 1 U.S. dollar to 5.0500 Ukrainian Hrivnas. For the periods ended June 30, 2006 and 2005, the average exchange rate for 1U.S. dollar was $5.0500 and $5.1994 Ukrainian Hrivnas, respectively.

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

Cash and Cash Equivalents - Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of June 30, 2006 and December 31, 2005 consisted mainly of the UAH and USD denominated current accounts.

Loans and Other Borrowings - All loans and borrowings are recorded at the proceeds received, net of direct issue costs.

Borrowing Costs - Borrowing costs are recognized as an expense in the period in which they are incurred.

Convertible Notes and Other Debt Instruments involving Company’s Common Stock - Convertible notes payable by the Company are accounted for under Emerging Issues Task Force Release No. 00-27 which requires a beneficial conversion feature to be calculated. The value ascribed to the beneficial conversion feature is recorded as a debt discount. Upon conversion of the underlying debt into common stock, a pro-rata share of the unamortized debt discount is recorded as interest expense. Other debt settled with the Group’s common stock is marked to market at the date of settlement and respective gain or loss on its extinguishment is recognized. As of the date of this report no value was apportioned to beneficial conversion feature since the conversion price of the Notes is greater than the current market price for our common stock.

Trade and Other Payables - Liabilities for trade and other amounts payable are stated at their nominal value.

Value added tax on purchases and sales - Value added taxes (VAT) related to sales is payable to the Ukrainian tax authorities upon collection of receivables from customers. VAT on purchases is offset against VAT collected from sales. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date, (VAT deferred) is recognized in the balance sheet on a gross basis and disclosed separately as a current asset and liability. Where provision has been made against debtors deemed to be uncollectible bad debt expense is recorded for the gross amount of the debtor, including VAT. The related VAT deferred liability is maintained until the debtor is settled or until the debtor is written off for statutory accounting purposes.

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

Comprehensive Income (Loss) - Statement of SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Foreign exchange translation gains and losses of the Company are reflected in Comprehensive gains and losses.

Prior to September 30, 2005, foreign exchange translation losses were immaterial and were included in net income and loss.

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

New accounting pronouncements - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to the prior periods` financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

4.	PRODUCTION SHARING AGREEMENTS

PSA # 01-SD dated April 26, 2000 (Esko Pivnich)

In August 2000 the Company together with the state owned geological enterprise Poltavaneftegasgeologiya executed a production sharing agreement (“PSA”) to start exploration and development of the Karaikozovsk field located in the Krasnokutsk area of the Kharkov region. Under the terms of PSA Poltavaneftegasgeologiya acted as the holder of the main geological and exploration licenses allowing for the development of the Karaikozovsk field and the Company was a major investor, having contributed into the establishment of PSA approximately $628,146.

In November 2000 a subsidiary of JSC Ukrneft, Okhtirkaneftegas, joined the PSA. Okhtirkaneftegas owned two wells in Karaikozovsk area, the operational usage of which were contributed into the PSA. Also, Okhtirkaneftegas was to provide PSA with certain exploration and capital repair services to be paid at external market rates.

In May 2003, due to the expiration of main geological and exploration licenses held by Poltavaneftegasgeologiya, all exploration and development activities on Karaikozovsk field were temporarily suspended.

PSA # 35/970-SD dated August 19, 200 4 (Esko Pivnich)

The Company filed an application with the Ukrainian State Committee of Mineral Resources to continue the exploration and development of the Karaikozovsk field and in July 2004 the Company obtained the main geological and exploration license for a period of 5 years.

In August 2004 the Company together with Okhtirkaneftegas, contributed approximately $1,503 and $376 into the establishment of new PSA to continue exploration and development of Karaikozovsk field.

PSA # 10-5/2000 dated July 20, 2000 (Pari)

In July 2000 Pari together with the state owned geological enterprise Poltavaneftegasgeologiya executed a production sharing agreement (“PSA”) to start exploration and development of the Sakhalinsk and Skvortsivsk fields located in the Krasnokutsk area of the Kharkov region. Under the terms of said PSA Poltavaneftegasgeologiya acted as the holder of the main geological and exploration licenses allowing for the development of the Sakhalinsk and Skvortsivsk fields and the Company was a major investor, having contributed into the establishment of the PSA approximately $31,152 (See also Note 24).

Under the terms of the agreement Poltavaneftegasgeologiya was obliged to complete capital repairs on well#18 of the Sakhalin field. To the date of the expiration of the main geological and exploration license held by Poltavaneftegasgeologiya, a subsidiary of NAK Nadra Ukraini, a state owned company, no operating activities have been conducted. In accordance with the agreement, the Company moved to void its entire obligations under the PSA and obtain a refund of its initial investment in the amount of $31,152. As of the date of this report no resolution on this matter has been achieved. Accordingly, Pari’s investment was totally written off in 2003.

PSA # 02-CID dated October 20, 2004 (Pari)

In October 2004 Pari entered into a production sharing agreement with TOV “Intek Geo” and JSC “Agronaftogastekhservice” to start exploration of the Pilipivsk field located in the Kosivskiy and Kolomiiskiy districts of the Ivanovo-Frankivsk region, Western Ukraine. In conformity with the terms of PSA 02-CID Pari acts as a holder of the main geological and exploration licenses to develop Pilipivsk field while JSC “Agronaftogastekhservice” acts as an operator and TOV “Intek Geo” performs project management and oversight function. No capital contributions have been made as of the date of the report.

5.	ACCOUNTS RECEIVABLE, related party

Accounts receivable as of June 30, 2006 and December 31, 2005 consisted of $255,299 and $720,797, respectively. These amounts were due from CJSC Infox, and resulted from several crude oil shipments which took place during 2003 and 2004. During the first half of 2006, Infox had partly repaid this balance. No provision for bad debts has been recorded for these accounts. Management of the Company believes this amount will be paid during 2006.

6.	OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of June 30, 2006 and December 31, 2005 consisted of the following:

	6/30/2006	12/31/2005

Vixen JLM	$495,030	$511,069
Okhtirkaneftegas	198,880	198,880
Naftoservice	194,668	-
Other	99,090	50,848
Total	$987,937	$760,797

Other accounts receivable and prepayments as at June 30, 2006 and December 31, 2005 are stated net of provision accrued for doubtful accounts and were comprised mostly of advances paid to Vixen JLM, Okhtirkaneftegas and Naftoservice, in the total amounts of $495,030 (2005: $511,069), $198,880 (2005: $198,880) and $194,668 (2005: $None), respectively.

The advance paid to Vixen JLM relates to well casings for construction workovers. The amount paid to Okhtirkaneftegas is currently pending litigation (Note 24) though no provision was accrued on it based on the management estimates of the possibility to offset this amount through cancellation of PSA# 01-SD agreement with Okhtirkaneftegas during 2006. Amount of $194,668 due from Naftoservice relates to expenses prepaid in connection with construction workovers on Peremishlyansk property.

7.	INVENTORIES

Inventories as of as of June 30, 2006 and December 31, 2005 consisted of the following:

	6/30/2006	12/31/2005

Crude oil - at cost	$50,395	$130,159
Other consumables and spare parts	492,135	29,107
Total	$542,530	$159,266

Inventories as of June 30, 2006 and December 31, 2005 are represented by the balances of crude oil produced internally in the total amount of 1,382 and 533 bbls, for the respective period, and crude oil purchased in the amounts of None and 2,188 bbls, for the same periods. The amounts of $492,530 and $29,107, for the respective periods, represent certain spare parts destined for technical maintenance and construction of oil & gas facilities.

8.	TAXES RECEIVABLE

Taxes receivable as of June 30, 2006 and December 31, 2005 consisted of the following:

	6/30/2006	12/31/2005

VAT receivable	$525,440	$152,095
Other prepaid tax	233	33,641
Total	$525,673	$185,736

Taxes receivable balances are represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2006 and December 31, 2005 consisted of the following:

	6/30/2006	12/31/2005

Oil & gas facilities improvements and work over costs	$1,746,302	$1,761,265
Office equipment	37,896	14,072
Construction in progress	1,466,668	161,416
Total	3,250,866	1,936,753

Accumulated Depreciation	(1,124,500)	(985,728)
Net Book Value	$2,126,366	$951,025

10.	LEASE /CONCESSION ACQUISITION COST

As of June 30, 2006, the Lease/Concession acquisition cost of $188,499 is stated net of amortization accrued and represents the implied value of the exploration licenses for the Peremishlyansk, Niklovitsk, Chukvinsk, Sheremetivsk and Pilipivsk properties held by Pari, Ltd (Note 22).

11.	LONG-TERM FINANCIAL INVESTMENT

Long-term investment as of June 30, 2006 and December 31, 2005 represents 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

12.	INCOME TAX

The Company’s provision for income tax for the periods ended June 30, 2006 and December 31, 2005 is as follows:

	6/30/2006	12/31/2005

Current tax	$74,195	$117,224
Deferred tax gain	(16,460)	(54,760)
Total income tax expense (benefit)	$57,735	$62,464

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods ended June 30, 2006 and December 31, 2005 in the Company’s deferred tax position is as follows:

	6/30/2006	12/31/2005

Net asset at the beginning of the period	$73,319	$17,218
Charged to income for the period	5,891	56,101
Net asset at the end of the period	$79,210	$73,319

The tax effect on any substantial temporary differences, which give rise to the deferred tax assets as at June 30, 2006 and December 31, 2005 is presented below:

	6/30/2006	12/31/2005

Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$84,948	$106,092
Valuation of VAT receivable	38,047	13,442
Low value items written off	1,432	9,175
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian low	192,415	164,565
Total	$316,842	$293,274

The deferred tax assets as at June 30, 2006 and December 31, 2005, calculated at effective Ukrainian income tax rate of 25%, consists of the following:

	6/30/2006	12/31/2005

Deferred tax assets
Provision for doubtful receivables	$21,237	$26,523
Valuation of VAT receivable	9,512	3,361
Low value items written off	358	2,294
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian low	48,103	41,141
Total	$79,210	$73,319

The taxation charge for the respective period is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	6/30/2006	12/31/2005

(Loss) before income tax and minority interest	$(93,184)	$(315,834)
Theoretical income tax benefit at statutory rate of 25%	(23,296)	(78,959)
Adjustments due to:

Tax effect of (expenses) that are not deductible in determining taxable profit	81,031	141,423

Income tax (benefit)	$57,735	$62,464

As of June 30, 2006 and December 31, 2005 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, the Company has a net operating loss carry forward of over $1,000,000 which expires in periods from 2021 to 2024. As a result, the company has a deferred tax asset of approximately $340,000. This has been fully reserved because realization cannot be assured.

13.	ACCOUNTS PAYABLE

Accounts payable as of June 30, 2006 and December 31, 2005 consisted of the following:

	6/30/2006	12/31/2005

Accounts payable	$225,143	$218,104

CJSC Infox, related party	187,719	592,554
Total	$412,862	$810,658

Third party accounts payable balances as of June 30, 2006 and December 31, 2005 were comprised mostly of payments due to Okhtirkaneftegas and Kachanovsky GPZ for services provided in the amounts of $195,760 (2005: $180,707) and $29,383 (2005: $25,240), respectively.

The amounts of $187,719 and $592,554, payable to CJSC Infox (a related party), as of June 30, 2006 and December 31, 2005, respectively, generally relate to well reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

14.	TAXES PAYABLE

Taxes payable as of June 30, 2006 and December 31, 2005 consisted of the following:

	6/30/2006	12/31/2005

Fines and penalties	$598,324	$598,324
VAT	321,424	233,149
Profit tax	36,681	29,526
Exploration tax	30,581	33,684
Resource Tax	10,258	6,699
Social insurance	3,420	4,237
Other taxes	1,637	112
Total	$1,002,325	$905,731

Taxes payable as of June 30, 2006 and December 31, 2005 represent fines and penalties accrued in connection with litigation proceedings described in Note 24. The Company has prevailed in litigation relating to this issue as well as in subsequent court proceedings relating to the dispute. However, the Ukrainian authorities continue to bring additional proceedings and have not reversed the charge. Consequently, the company has not reversed the liability and does not plan to do so until this issue is completely resolved.

VAT payable relates mostly to sales made in 2005 and the first half of 2006. Based on current Ukrainian legislation, VAT payable may not be offset against VAT receivable.

15.	SHORT-TERM BANK LOANS

Short-term bank loans as of June 30, 2006 and December 31, 2005 consisted of the following:

	%, currency	6/30/2006	12/31/2005

AB Clearing House	26%, Ukrainian Hrivnas	-	$514,851

Total dated Sept. 17, 2004 due March 9, 2006		-	$514,851

The loan amount from AB Clearing House outstanding as at December 31, 2005 was secured by the Company’s title to well casings purchased under an agreement dated July 20, 2004. Proceeds of the loan were used mainly for immediate working capital requirements.

Interest expense for the period ended June 30, 2006 was incurred in relation to the credit line facility obtained from AB Clearing House. The total interest payment for the above period consisted of $23,387, which represented an interest rate of 26% per annum.

On March 9, 2006, the Company had repaid in full the balance of short term loan and respective balance of interest payable in the amount of $11,369 that was accrued in 2005 and not repaid as of December 31, 2005 (Note 19).

16.	SHORT TERM NOTES PAYABLE

Short term promissory notes outstanding as of June 30, 2006 and December 31, 2005, issued in November 2002 at no interest, were payable not earlier than November 5, 2005. These notes in the amounts of $14,258 and $5,340, are payable to Astark and Sipay, respectively. As of June 30, 2006 the issuers of the notes had not called for the repayment of the respective amounts. Any valuation adjustment due to the lack of interest has not been calculated, however, such amounts, if any, are not considered to have a material effect on these financial statements.

17.	OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of June 30, 2006 and December 31, 2005 consisted of the following:

	6/30/2006	12/31/2005

ZakhidUkrGeology	$162,545	-
Chernigovneftegasgeology	122,295	$126,851
Other	334,505	287,726
Sub total	619,345	414,577

Advances from former shareholders	300,391	244,191
Total	$919,736	$658,768

Other accounts payable and accruals as of June 30, 2006 and December 31, 2005 consisted mostly of advances from former shareholders and other non-recurring research and development, geological and exploration works, as well as payroll, short-term advances to employees and other prepayments for repair and constructions services.

Amounts of $162,545 (2005: $None) and $122,295 (2005: $126,851) represents payables to ZakhidUkrGeology and Chernigovneftegasgeology for the recurring research and development, geological and exploration works.

The amount of $300,391 (2005: $244,191) represents advances from shareholders with no specific terms, which was paid to the Company in the most part during 2005 (Note 19).

18.	PREPAYMENTS FOR OIL AND GAS

Prepayments for oil and gas as of June 30, 2006 and December 31, 2005 consisted of $312,262 and $500,867, respectively and consisted of $192,680 (2005: $248,303), $49,805 (2005: $49,805), $19,746 (2005: $21,188) and $131 (2005: $195,733) payable to Angronafta, Atlantis Techno, Agrotemp and Torpeda PP, respectively.

19.	INTEREST PAYABLE

Interest payable as of June 30, 2006 and December, 31 2005, consisted of the following:

	6/30/2006	12/31/2005

Long term loan - Zaccam Trading, related Party	$16,779	$2,167
Millington Solutions Limited - Convertible notes	16,540	-
Interest accrued on advances received from former shareholders	10,920	4,175
Short term loan - AB Clearing House	-	11,369
Total	$44,239	$17,711

Long term loan from Zaccam Trading, related party, at 3% per annum (Note 21) was obtained in 2005. Interest accrued on amounts payable to former shareholders represents weighted average LIBOR rate for the periods ended June 30, 2006 and December 31, 2005 (Note 17).

Interest payable in amount of $16,540 was accrued on several traches of long term 10% convertible debt which were received during the second quarter of 2006 (Note21).

As of December 31, 2005, interest payable to AB Clearing House which relates to the credit line facility with a 26% per annum interest rate (Note 15).

20.	PROFIT INTEREST PAYABLE

As of June 30, 2006 and December 31, 2005, profit interest of $17,997 is payable to Poltavaneftegasgeologiya and represents an amount that was accrued and partially paid by the Company in respect to profits earned during 2002, and is calculated in accordance with PSA # 01-SD dated April 26, 2000 (Note 24).

21.	LONG TERM PAYABLES

Long term payables as of June 30, 2006 and December 31, 2005 consisted of the following:

	Issue date/ Effective date	Due not earlier than	6/30/2006	12/31/2005

Zaccam Trading, Ltd.	March 5, 2005	March 5, 2015	$1,391,900	279,900
Millington Solutions Limited	March 30, 2006	March 30, 2009	917,000	-
Millington Solutions Limited	June 6, 2006	June 6, 2009	500,000	-
Fort Trade	Nov- 2004	Nov- 2009	465,347	465,347
Total			$3,274,247	$745,247

Effective March 30 and June 6, 2006, Sunrise Energy Resources, Inc. executed a Convertible Note Subscription Agreements with Millington Solutions Limited to complete a $1.0 million and $2.0 million, respectively, private placement financing in the form of 10% convertible notes. As of June 30, 2006, the Company has received several amounts totaling $917,000, which were covered by the $1.0 million Subscription Agreement effective March 30, 2006, and an amount of $500,000, which was covered by the $2.0 million Subscription Agreement effective June 6, 2006. Each tranche will mature in 3 years of the receipt of funds. The interest is accrued at the rate of 10% per annum on the unconverted amount and is payable annually on each 12 month anniversary of each tranche until conversion or maturity (Note 19). The Notes can be converted into Common shares of the Company at a conversion price of $2.20 at the holder's option at any time until the maturity date of each tranche. For Notes converted between interest due dates, the interest would accrue pro-rata and would be paid in the form of additional shares of the Company's Common stock. The number of such additional shares would be calculated at the same conversion price.

As of June 30, 2006 and December 31, 2005, the amount of $465,347 represents interest free note payable for geological and research services rendered by Fort Trade during 2004.

Long term payable to Zaccam Trading, Ltd. (a related party) as of June 30, 2006 and December 31, 2005 represents an unsecured credit line facility with a limit of $5,000,000 bearing 3% per annum charged on actual amount of debt (Note 19).

22.	SHAREHOLDERS’ EQUITY

On or about January 20, 2006, the Company executed a share purchase agreement with the shareholders of Pari, Ltd. The board of directors of Sunrise Energy Resources, Inc. approved the transaction on February 9, 2006. The shareholders of Pari sold 100% of their holdings to Sunrise Energy Resources, Inc. for a consideration for 161,014 newly issued Common shares of the Company, which at the time had an approximate market value of $96,608.

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

Net assets of the acquired entity, Pari, Ltd. before the allocation of the balance to the drilling/production concessions as of December 31, 2005, were as follows:

12/31/2005

Cash	$4,549
Accounts receivable and other current assets	24,860
Property, Plant and Equipment, net	43,797
Accounts Payable	(166,580)
Tax liabilities	(11,981)

100% of Net Assets (Deficit)	$(105,355)

Less cash balances held as at December 31, 2005	(4,549)

Preacquisition deficit	$(109,904)

Cash inflow on acquisition	$4,549

No dividends were declared or paid by the Company during the periods ended June 30, 2006 and December 31, 2005.

23.	RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of June 30, 2006 and December 31, 2005 see Notes 4, 5, 13, 17, 19 and 21.

Our related parties include CJSC Infox and Zaccam Trading, Ltd. Although Pari, Ltd. was acquired in the first quarter of 2006, it is presented as a “related party” in Company’s consolidated financial statements as of December 31, 2005.

During the periods ended June 30, 2006 and December 31, 2005, we have received several tranches of long term loans from Zaccam Trading, Ltd. which resulted in total amounts of $1,391,900 and $279,900 outstanding at the end of the respective periods. The proceeds received were used mainly for construction workovers on well #21 (Notes 19 and 21).

As of June 30, 2006 and December 31, 2005, the total amounts of $255,299 and $720,797 were due from CJSC Infox, related party, and were comprised of several crude oil shipments which took place in 2004 and 2003. Similarly, the total amounts of $187,719 and $592,554, respectively, payable to CJSC Infox (a related party), were mostly on account of wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company’s subsidiaries EP and Pari.

24.	COMMITMENTS AND CONTINGENCIES

Licenses’ commitments

Esko Pivnich - During 2004 EP received geological and exploration license agreements to develop the Karaikozovsk, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

	Period	Amount

Rogan field	2005-2009	$2,922,772
Rakitnyansk field	2005-2009	3,938,614
Karaikozovsk field	2005-2009	4,241,584
Total		$11,102,970

Pari - During 2004 Pari received geological and exploration license agreements to develop the Peremishlyansk, Chukvinsk, Scheremetivsk, Niklovitsks and Pilipivsk fields. The following amounts of investments are to be incurred under the terms of those agreements:

	Period	Amount

Peremishlyansk field	2004-2009	$2,336,634
Chukvinsk field	2004-2009	1,544,554
Scheremetivsk field	2004-2009	712,872
Niklovitsks field	2004-2009	594,059
Pilipivsk field	2004-2009	475,248
Total		$5,663,367

Environmental remediation - Under Ukrainian law, the Company is obligated to meet certain environmental remediation obligations related to its oil and gas production activities. This amount cannot be estimated at this time but is considered not to be a material amount.

Lease commitments - The Company leases office space on a yearly basis and the rent is disclosed in other notes. The Company’s future lease commitments as of June 30, 2006 are as follows:

2006

Office rent - Esko Pivnich	$30,000
Office rent - Pari	10,400
$40,400

Litigation - The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

Esko Pivnich

JSC Ukrneft, Okhtirkaneftegas - In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, with respect to the advance paid by the Company in 2002 in the amount of $198,880 to complete certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after a number of hearings by courts of different circuits, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance to the Company without further delays. Despite this final ruling of the Supreme Court, as of August 14, 2006 the balance has not been paid. The Company plans to void PSA # 01-SD and to offset the amount due to it against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2006.

DP NAK Nedra Ukraini Poltavnaftogasgeologiya - In 2006 The Company sued Poltavneftegasgeologiya for expected profits in the amount of $474,053 resulting from a refusal of Poltavneftegasgeologiya to execute its obligations under the terms of PSA # 01-SD. The Court of Poltavskiy region has ruled in the Company’s favor and obliged Poltavneftegasgeologiya to pay the Company amount of $356,994. Poltavneftegasgeoligia has filed a appeal with inter-regional court of Kiev city. As of August 14, 2006, no new hearings took place and according to management’s estimates there is a high possibility of wining the case. Pending final resolution of this matter, the Company has not recorded this as income.

Taxes - During 2004 the Company was audited by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties thereon in the aggregate amount of $598,324 related to FY2003 and FY2002. The amounts were accrued in the consolidated financial statements in full. Esko Pivnich appealed against the decision to the Civil Court of Kiev and the matter was ruled in favor of Esko Pivnich. However, the tax authorities have filed a counter-appeal with the Supreme Civil Court of Kiev. The Supreme Civil Court resolved that the matter be referred back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation which was completed in February 2006. The tax liability has not been removed or reversed pending the final resolution of the matter.

Pari

Poltavaneftegasgeologiya - Under the terms of the PSA # 10-5/2000 dated July 20, 2000, Poltavaneftegasgeologiya (Note 4) acted as the holder of the main geological and exploration licenses to develop the Sakhalin and Skvortsovsk field and Pari was a major investor, having contributed into the establishment of PSA approximately $31,152. No operating activities have ever been conducted under this agreement and Pari moved to void all its obligations under PSA and obtain a refund of its initial investment in the amount of $31,152. As of the date of this report the matter has not been resolved. Therefore, Pari’s investment amount was written off in 2003.

Cabinet of Ministers of Ukraine - During the first half of 2006 the Cabinet of Ministers of Ukraine mandated a review of the procedures of issuance of approximately 500 production and exploration licenses granted by the Ministry of National Resources of Ukraine in 2004. The Company’s properties Rogan, Rakitnyansk and Karaikozovsk held by Esko Pivnich, and Peremishlyansk, Chukvinsk, Niklovitsk and Pilipovsk held by Pari were also subject to review as part of this process. The purpose of the review was to determine the effectiveness of the procedures involved in the issuance of the licenses. The preliminary findings of the review were referred to the Supreme Court of Ukraine which issued a preliminary conclusion that all of the Company’s licenses were properly issued and are to remain valid. At present, the review is being officially finalized and we expect to receive a final approval upon the conclusion of this review in 2006.

Ukrainian Tax and Regulatory Environment - The government of Ukraine continues to reform the business and commercial infrastructure in its transition to a market economy. As a result laws and regulations affecting businesses continue to change rapidly. These changes are from time to time characterized by poor drafting, different interpretations and arbitrary application of laws and regulations by the authorities. In particular, taxes are subject to review and investigation by a number of authorities enabled by law to impose fines and penalties. While the Company believes it has provided adequately for all tax liabilities based on its understanding of the tax legislation, the above facts may create tax risks for the Company.

25.	RISK MANAGEMENT POLICIES

Management of risk is an essential element of the Company’s operations. The main risks inherent to the Company’s operations are those related to credit risk exposures, market movements in foreign exchange rates and in interest rates. A description of the Company’s risk management policies in relation to those risks is provided below.

Credit risk - The Company is exposed to credit risk which is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.

The Company structures the levels of credit risk it undertakes by placing limits on the amount assigned or transacted in relation to a particular customer, or groups of customers. Limits on the level of credit risk by customer are approved quarterly by the Credit Committee.

Our sales to customers in excess of 5% were as follows:

	06/30/2006	06/30/2005

Agrotemp (oil produced)	$396,312	$98,530
Nafta Soyuz (oil produced)	221,193	-
Torpeda (oil resold)	120,174	-
Torpeda (oil produced)	65,076	-
Spago TOV (oil produced)	51,396	-
Soyuz NPK (oil produced)	42,410	-
Okhtirkaneftegas (gas produced)	12,990	-
Ukrtatnafta (oil produced)	-	274,286
Angronafta (oil produced)	-	210,036
Varadero (oil produced)	-	160,258
Other	25,807	161,018
Total	$935,358	$904,128

Currency risk - Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates.

The Credit Committee sets limits on the level of exposure to a single currency (primarily Ukrainian Hrivna and US Dollar), by entities and in total.

Interest rate risk - Interest rate risk arises from the possibility that changes in interest rates will affect the value of a financial instrument.

Currently, the Company’s approach to the interest risk limitation is borrowing at fixed rates and for short periods.

26.	CONCENTRATION OF BUSINESS RISK

The Company’s operating activities are limited to Ukraine. Laws and regulations affecting businesses operating in Ukraine are subject to rapid changes and the Company’s assets and operations could be at risk due to negative changes in the political and business environments.

27.	SUBSEQUENT EVENTS

Effective July 26, 2006, Sunrise Energy Resources, Inc. (the "Company") executed a Convertible Note Agreement to complete a $1,000,000 private placement financing in the form of 6% notes convertible into the Company's common stock at the conversion price of $1.40 per share. The placement proceeds are expected to be made available to the Company in several tranches until September 30, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the year ended December 31, 2005 and periods ended June 30, 2006 and 2005.

Management’s key objectives for the first half of 2006 were:

•	Drill approximately 50% of the projected depth of Well #21 of the Company’s Karaikozovsk property;
•	Drill approximately 10% of the projected depth of Well #1 of the Company’s Peremyshlyansk property;
•	Complete the acquisition of Pari Ltd.;
•	Commence geological and research works on Rogan and Rakitnyansk properties;
•	Commence the construction of access roads and other infrastructure on the Company’s Chukvinsk property.

We believe that these key objectives were achieved during the first half of 2006. Our 2006 strategy for the Karaikozovsk field includes the completion and launch of Well #21. We also intend to conduct limited reservoir stimulation on Well #2 to increase the production. We will also focus on the exploration drilling on the Peremishlyansk field and construction of infrastructure on the Chukvinsk property.

In addition, we will continue the exploration activities on the Rogan and Rakitnyansk properties aiming to establish the optimal reservoir development scenarios.

Current Activities

Although the Company completed scheduled workovers and repairs on Well #3 on or around June 21, 2005, during 2005 and six month of 2006, our production was primarily limited to Well #2 of the Karaikozovsk deposit. The reduced production from Well #3 was caused by a reservoir pressure maintenance difficulties as well as increased downtime and lower flow rates caused by an exceptionally cold weather in January of 2006.

On or around May 31, 2005 Esko-Pivnich, the Company’s wholly-owned operating subsidiary, completed the construction of a new storage and separation facility with a total storage capacity of approximately 200 tons (1,460 bbls). The new facility commenced operations on July 15, 2005 and was designed to decrease the Company’s operating expenses, resulting from reduced fees that were previously paid to Okhtirkaneftegaz, the state-owned Oil&Gas Company for similar services. In addition, the launch of the new facility will enable the Company to reduce crude losses during extraction, separation and storage.

On March 20, 2006, Pari, Ltd., a wholly owned subsidiary of Sunrise Energy Resources, Inc., commenced the preparatory work to drill its first exploration well on the Peremishlyansk block which has possible gas reserves of approximately 420 BCF. The drilling contract has been signed with GP "ZakhidUkrGeologiya", a Ukrainian drilling contractor. The well is designed to be approximately 3700m (12,139 ft) deep. As of June 30, 2006, the Company has drilled approximately 390m (1281ft) of Well #1 of the Peremishlyansk property which represents approximately 11% of its design depth.

According to the Ukrainian Government Reserve Report, Pari, Ltd. has proven reserves of approximately 106.2 BCF of gas in the Niklovitsk field located in the Lviv region of Western Ukraine and 4.1 BCF in the Sheremetivsk field located in the Chernovtsi region of Western Ukraine. Pari, Ltd. holds an exploration licenses that expires in July 2009 for the above properties and the following other undeveloped properties located in Western Ukraine: Peremishlyansk, Chukvinsk in Lviv region, and Pilipivsk in Ivano-Frankivsk region. In total, the possible reserves of Pari, Ltd. amount to approximately 24 MMBbls.

Results of Operations

Oil and gas production and revenue

The crude oil balances as of June 30, 2006 and December 31, 2005 amounted to 1,382 and 533 Bbls, respectively.

During the six months ended June 30, 2006 and 2005, Esko Pivnich produced 15,904 (2005: 23,979) barrels (“Bbls”) of crude oil and 14,222 (2005: 39,060) thousands of cubic feet (“MCFs”) of natural gas, respectively.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. During the six months period ended June 30, 2006 and 2005, Esko Pivnich sold its internally produced 15,088 (2005: 23,875) Bbls of crude oil at the average prices of $53.2 (2005: $36.4) per barrel translating into net revenues from sales of internally produced oil of $802,194 (2005: $868,647). Also for the six months ended June 30, 2006 and 2005 the Company sold 14,178 (2005: 39,060) MCFs of internally produced gas at average prices of $0.92 (2005: $0.90) per MCF translating into revenues of $12,990 (2005: $35,482).

Additionally during the six month ended June 30, 2006 we sold 2,188 bbls of purchased crude oil at the average price of $54.87 per barrel translating into revenues of $120,174. Cost of sales amounted to $116,637.

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil and natural gas are sold at the pipeline measuring node and are subject or free of any transportation costs depending on the terms of specific customer agreements.

Exploration

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended June 30, 2006 and 2005 we incurred $88,708 and $175,753, respectively in exploration expenses. The Company expects significant exploration expense in 2005-2008 due to the new operating licenses obtained in 2004-2005, and significant investment obligations attached to them, based on the concluded license agreement with the Ministry of Resources of Ukraine (see above).

During the periods ended June 30, 2006 and 2005, the Exploration and Resource taxes, amounted to $157,692 and $222,606, respectively.

Other operating income for the period ended June 30, 2006 was mostly due to change in provision for doubtful accounts of $21,144 which resulted from the repayment of amount receivable from Vector NDI for office rent services prepaid by the company during 2004.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements. As at the date of this report no such costs were incurred.

Oil and gas production equipment and workover costs were the main contributor into the depreciation expense for the periods ended June 30, 2006 and 2005 in the total amounts of $149,963 and $128,717. The increase in the depreciation expense in the first half of 2006 as compared to the respective period of 2005 is primarily due to the launching of storage and separation facility as well as due to workover costs capitalized in the second half of 2005.

Sales, general and administrative expenses

Sales, general and administrative expenses for the periods ended June 30, 2006 decreased to $352,664 from $397,725 for the period ended June 30, 2005 mainly due to the decrease in insurance expenses of $303 (2005: $68,641), professional services expenses of $58,425 (2005: $71,003) and transportation expenses of $37,765 (2005: $41,931). Although there was a significant increase in payroll and payroll related taxes amounting to $136,054 (2005: $62,685) and legal and audit services of $64,812 (2005: $30,552).

In March 2005 the Company insured its business continuity risks. The above insurance premium was paid in respect to March - June 2005 period only.

Interest income (expense)

Interest expense (net) for the periods ended June 30, 2006 and 2005, amounted to $92,605 and $63,051, respectively.

Interest expense for the period ended June 30, 2005 related primarily to the credit line facility obtained from AB Clearing House at 26% per annum. During the six months ended June 30, 2006 the interest expense was primarily due to amounts received by the Company under a 10% convertible note in the second quarter, as well as to a long term loan obtained from Zaccam Trading (a related party) at 3% and interest accrued on amounts received from former shareholders at weighted average LIBOR rate for the respective period.

Long term credit line facility

On March 5, 2005 the Company entered into an agreement with Zaccam Trading, Ltd. (a related party) to obtain a long term credit line with indebtedness limit of up to $5 million, bearing interest at 3% per annum and due on March 5, 2015. Interest is charged on the actual amount of debt for the period of using the funds. Proceeds were mainly used to finance construction workovers on Well#21 of the Karaikozovsk property.

Convertible Notes

Effective March 30 and June 6, 2006, Sunrise Energy Resources, Inc. executed two separate Convertible Note Subscription Agreements with Millington Solutions Limited to complete a $1.0 million and $2.0 million private placement financing in the form of 10% convertible notes. As of June 30, 2006, the Company has received several tranches aggregating to $917,000, which are covered by the $1.0 million Subscription Agreement effective March 30, 2006 and a tranche of $500,000 covered by the $2.0 million Subscription Agreement effective June 6, 2006. Each tranche will mature in 3 years of the receipt of funds. The interest will accrue at the rate of 10% per annum on the unconverted amount and will be payable annually on each 12 month anniversary of each tranche until conversion or maturity. The Notes can be converted to the Company's Common stock at a conversion price of $2.20 at the holder's option, at any time until the maturity date of each tranche. For Notes converted between interest due dates, the interest will be accrued pro-rata and paid in the form of additional shares of the Company's Common stock. The number of such additional shares will be calculated at the same conversion price. The Convertible Note Subscription Agreements are filed together with this form.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establish steady production of oil and gas in Ukraine. As at June 30, 2006, the Company had total current assets of $2,347,879and total current liabilities of $2,729,019, respectively. As at June 30, 2006, the Company had cash balances of $36,440 and a working capital deficit of $381,140, respectively.

We are currently discussing various financing options with private investors, including with certain of the Company’s shareholders, however, no assurance can be given as to if, when and under what terms such new financing may be received by the Company. Failure to timely receive such financing may cause us to significantly curtail or altogether suspend our capital expenditure program. This may, in turn, have material adverse effect on our production activities

Cash flow

Cash (used in)/provided by operating activities during the periods ended June 30, 2006 and 2005 amounted to $(563,933) and $302,338, respectively. Significant cash outflow in the first half of 2006, as compared to the respective period of 2005, was primarily caused by the increase in inventory balance of $383,264 (2005: increase of $17,268), taxes receivable of $339,937 (2005: decrease of $13,430) as well as due to the reduction of accounts payable of $397,796 (2005: decrease of $199,677) and prepayments for oil and gas of $188,605 (2005: increase of $343,563). The above items overweighed the cash inflows that were mostly due to decrease in accounts receivable of $486,840 (2005: increase of $35,765) and increase in other accounts payable of $237,705 (2005: increase of $94,714).

During the six months ended June 30, 2006 cash provided by financing activities in an amount of $2,018,698 was due to financing obtained under the convertible notes received in the amount of $1,417,000 and long term loan received in an amount of 1,112,000, and mainly was used to finance construction workovers, as well as to repay short term loan payable to AB Clearing House resulting in cash outflow of $514,851. In addition, such amounts were partly used to service the negative cash flow from operations. For the respective period of 2005 there were no operations affecting cash flows from financing activities.

During the six months ended June 30, 2006 and 2005, the Company invested in workovers a total amount of $1,311,840 and $361,081, respectively, which was financed by the above mentioned convertible notes and the long term loan. Additional increase in capital expenditure in 2006 was also caused by the acquisition of Pari, Ltd., the Company’s operating subsidiary which had a pre acquisition deficit of $109,904. Cash inflow recorded on the transaction amounted to $4,549 and effected cash flow from financing activities.

Cash Requirements

The Company anticipates it will require approximately $4,000,000 to implement its capital expenditure program for the properties covered by the licenses and for the drilling of Well #21 on the Karaikozovsk property and Well#1 on the Peremishlyansk property. The Company believes it will be able to raise these funds through equity, debt and convertible debt financing; however, there is no assurance that such funds will be raised and no certainty as to when such funds may be raised or on what terms.

Income Taxes, Net Operating Losses and Tax Credits

Currently, the Company is liable for Ukrainian income tax at a rate of 25% of the pre-tax earnings as defined by applicable tax regulations under the Ukrainian income tax legislation. The taxation system in Ukraine is evolving as the central government transforms itself from a command to a market-oriented economy. Based on current tax law and the United States — Ukraine income tax treaty, the income tax paid in Ukraine may be credited against the Company’s tax liability when determining the Company’s US income taxes payable, if any.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $143,425 during the period ended June 30, 2006, and, as of June 30, 2006, the Company’s current liabilities exceeded its current assets by $381,140. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

In view of the matters described in the preceding paragraph, recoverability of a substantial portion of the assets shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis. For the Company to meet its financing requirements, it would have to raise additional funds, primarily by way of equity contributions, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in its operations as a going concern:

o	The Company plans to continue to raise additional capital in the equity, debt and convertible debt markets as significant source of funding its development of the properties covered by the Licenses.

o	Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow.

o	Additional funding requirements may also be necessary before the Company is able to rely solely on the cash flow resulting from the production achived on its licensed properties. .

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2005 consolidated financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Functional and Reporting Currency

The reporting currency of the accompanying consolidated financial statements is the US dollars. Ukrainian entities use Ukrainian Hrivna (UAH) as their functional currency since most of their revenues and operating expenses are denominated in Ukrainian Hrivnas. The Ukrainian Hrivna is not a fully convertible currency outside of Ukraine. The translation of Hrivna denominated assets and liabilities into US dollars for the purpose of these consolidated financial statements does not indicate that the Company could or will in the future realize or settle in US dollars the translated values of these assets and liabilities.

The prevailing exchange rates as at June 30, 2006 and December 31, 2005 were approximately 1 U.S. dollar to $5.0500 and $5.0500 Ukrainian Hrivnas, respectively. For the periods ended June 30, 2006 and 2005, the average exchange rate for 1 U.S. dollar was $5.0500 and $5.1994 Ukrainian Hrivnas, respectively.

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

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon engineering, price and other assumptions used in preparing our annual reserve study. These estimates were prepared by the Company and have not been certified by an independent petroleum engineering firm. The Company plans to engage such appropriately qualified engineering firm to certify the estimates of our oil and gas reserves in accordance with applicable engineering standards and in accordance with the Securities and Exchange Commission guidelines. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. Our oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of our assets.

Our oil and gas reserve data and estimated future net cash flows have been prepared assuming we are successful in timely renewal of operating license agreements and negotiating production sharing terms which will allow constant production rates for the expected 10 year period. In accordance with the effective PSA, the profit sharing rate payable by the Company after the initial investment has been recovered equals 20%. (See above detailed description of the main terms of the standardized production sharing agreements concluded with the State of Ukraine). Also in 2005 the Company had completed construction of its own gas separation facilities that allows the Company to reduce significantly its cost for services currently purchased under the production sharing agreement (PSA) from the state-owned entity, Okhtirkaneftegas, which is the counter party to the PSA.

Production sharing agreements are customarily awarded upon determination that the field is capable of producing commercial rates of production and that the applicant has complied with all other terms of its license and exploration contract. However, we are not guaranteed the right to a license renewal and production sharing agreements in the future. If we are not successful in negotiating operating license renewal and a production sharing agreements on acceptable terms, it would materially change our oil and gas reserve data and estimated future net cash flows.

Successful Efforts Method of Accounting

We will follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the Notes to Consolidated Financial Statements, following the completion of construction works on well #21 and launching it into commercial production. This accounting method has a pervasive effect on our reported financial position and results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Oil and Gas prices

The demand for, and price of, oil and gas is highly dependent on a variety of factors, including international supply and demand, the level of consumer demand, weather conditions, the price and availability of alternative fuels, actions taken by governments and international cartels, and global economic and political developments. International oil prices have fluctuated widely in recent years and may continue to fluctuate significantly in the future. The Company believes it may benefit significantly due to the recent changes in the Ukrainian market for gas. In addition, and although not foreseen, the Ukrainian government may oblige domestic producers to sell oil or gas to the state or domestic purchasers at prices well below international levels for indeterminate periods of time.

Currency Exchange Risk

Domestic sales of oil and gas in Ukraine are made in local currency (Hryvna) and then converted to US$. The US$ - Hryvna exchange rate may move adversely to affect oil and gas prices. In addition, there can be no assurance that the Ukrainian authorities may not introduce price stabilization mechanisms which adversely affect oil and gas prices in US$ terms for EP. While many of Sunrise’s financial obligations are denominated in United States dollars, a number of foreign currency effects may arise from exchange rate movements. Sunrise does not engage in active speculative hedging to minimize exchange rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and its consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, there are no outstanding legal proceedings material to the Company to which the Company or any of its assets are subject, nor are there any such proceedings known to be contemplated. Management believes that the resolution of all business matters which would have a material impact on the Company’s financial position or operating results have been recorded.

Esko Pivnich

JSC Ukrneft, Okhtirkaneftegas - In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, with respect to the advance paid by the Company in 2002 in amount of $198,880 to complete certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after a number of hearings by courts of different circuits, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance to the Company without further delays. Despite this final ruling of the Supreme Court, as of August 14, 2006 the balance has not been paid. The Company plans to void PSA # 01-SD and to offset the amount due to it against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2006.

DP NAK Nedra Ukraini Poltavnaftogasgeologiya - In 2006 The Company sued Poltavneftegasgeologiya for expected profits in the amount of $474,053 resulting from a refusal of Poltavneftegasgeologiya to execute its obligations under the terms of PSA # 01-SD. The Court of Poltavskiy region has ruled in the Company’s favor and obliged Poltavneftegasgeologiya to pay the Company amount of $356,994. Poltavneftegasgeoligia has filed a appeal with inter-regional court of Kiev city. As of August 14, 2006, no new hearings took place and according to management’s estimates there is a high possibility of wining the case. Pending final resolution of this matter, the Company has not recorded this as income.

Taxes - During 2004 the Company was audited by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties thereon in the aggregate amount of $598,324 related to FY2003 and FY2002. The amounts were accrued in the consolidated financial statements in full. Esko Pivnich appealed against the decision to the Civil Court of Kiev and the matter was ruled in favor of Esko Pivnich. However, the tax authorities have filed a counter-appeal with the Supreme Civil Court of Kiev. The Supreme Civil Court resolved that the matter be referred back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation which was completed in February 2006. Since the investigation no additional hearings have been held. Since the appeal has been won and became effective, it is highly likely that the Company will prevail in these proceedings. Nevertheless, the respective tax liability has not been removed or reversed pending the final resolution of the matter.

Pari

Poltavaneftegasgeologiya - Under the terms of PSA # 10-5/2000 dated July 20, 2000 Poltavaneftegasgeologiya (Note 4) acted as the holder of the main geological and exploration licenses to develop the Sakhalin and Skvortsivsk field and Pari was a major investor, having contributed into the establishment of PSA approximately $31,152. No operating activities have ever been under this agreement and Pari moved to void all its obligations under PSA and obtain a refund of its’ initial investment in amount of $31,152. As of the date of this report the matter has not been resolved. Respectively, the Pari’s investment amount was totally written off in 2003.

Cabinet of Ministers of Ukraine - During the first half of 2006 the Cabinet of Ministers of Ukraine mandated a review of the procedures of issuance of approximately 500 production and exploration licenses granted by the Ministry of National Resources of Ukraine in 2004. The Company’s properties Rogan, Rakitnyansk and Karaikozovsk held by Esko Pivnich, and Peremishlyansk, Chukvinsk, Niklovitsk and Pilipovsk held by Pari were also subject to review as part of this process. The purpose of the review was to determine the effectiveness of the procedures involved in the issuance of the licenses. The preliminary findings of the review were referred to the Supreme Court of Ukraine which issued a preliminary conclusion that all of the Company’s licenses were properly issued and are to remain valid. At present, the review is being officially finalized and we expect to receive a final approval upon the conclusion of this review in 2006.

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

Item 6. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on June 28, 2005, and Schedule 14F-1 filed by the Company on January 6, 2005.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the six months ended June 30, 2006

Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005

Notes to the Consolidated Financial Statements for the periods ended June 30, 2006 and December 31, 2005

Exhibit Number	Description	Incorporation by Reference
10.1	10% Subordinated Note Due March 30, 2009	Filed Herewith

10.2	10% Subordinated Note Due June 6, 2009	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

Also filed with this form are:

Convertible Debenture Subscription Agreement dated March 30, 2006

Convertible Debenture Subscription Agreement dated June 6, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: August 14 , 2006	Konstantin Tsirulnikov
President and Chief Executive Officer