Form 10KSB/A
period 2005-12-31
SUNRISE ENERGY RESOURCES INC
filed 2006-11-07
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11248

SUNRISE ENERGY RESOURCES, INC.
(Name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

551 Fifth Avenue, Suite 601
New York, New York	10017
(Address of principal executive office)	(Zip Code)

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

SEC 2337 (12-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

SUNRISE ENERGY RESOURCES, INC.FORM
10-KSB

Part I.

Item 1.	Description of Business
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.

Part III.

Part IV.

Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Certifications

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

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

As used in this annual report, the terms "we", "us", "our", "Company" and "Sunrise" means Sunrise Energy Resources, Inc. and its consolidated subsidiary, unless otherwise indicated.

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

As of December 31, 2005, EP did not have any proved reserves as defined in Rule 4-10(a) of Regulation S-X. Sunrise plans to engage an internationally recognized petroleum engineering once our properties are properly delineated to perform an independent valuation of the reserves in accordance with the above mentioned SEC guidelines.

On January 20, 2006, Sunrise Energy Resources, Inc. executed a share purchase agreement with the shareholders of Pari, Ltd. The board of directors of Sunrise Energy Resources, Inc. approved the transaction on February 9, 2006. At the time of Pari acquisition, the latter did not have any proved reserves as defined in Rule 4-10(a) of Regulation S-X..

Availability of Reports

Sunrise’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (a) of the Securities Act of 1934 are available from the Securities and Exchange Commission and can be found on the SEC’s website at www.sec.gov.

Strategy

Our business strategy is to expand production of the Karaikozovsk’s property following the completion of workovers on the existing wells. In addition, we plan to drill two other wells on the property to increase production. We intend to continue conducting geological tests on the new licenses awarded to EP in order to establish the most efficient development scenario of the above properties. We intend to increase our reserves, production and cash flow through (a) the acquisition and development of oil and gas properties (b) exploring for new reserves on the existing properties; and (c) optimizing production and value from the existing reserve base.

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

3.  Withholding tax on dividends payable to Sunrise Energy Resources Inc as the overseas shareholder of Esko Pivnich. The tax must be withheld by Esko Pivnich from any amount distributed to Sunrise Energy Resources Inc. The current rate of withholding tax on dividends payable to corporate foreign shareholders is 15%. However, such dividends are subject to and must be made in accordance with regulations contained in the United States - Ukraine tax treaty which limits the tax on dividends payable to Sunrise to 5% (as long as Sunrise holds more than a 10% interest in Esko Pivnich);

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

5.  At present, three main taxes are levied on extracted oil and gas in Ukraine. While the rates and computation technique underwent certain changes during 2002-2006, the applicable rates during 2005 were as follows:

Name	Rate per 1 Bbl accrued on the total produced OIL	Rate per 1 MCF accrued on the total produced GAS
Exploration Tax	$15.0	$0.02
Mineral Resource Tax	$0.67	$0.05
Mineral Usage Tax	$0.27	$0.01
Total	$15.94	$0.08

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

Transferability of our common shares

Sunrise Energy Resources` common stock is listed on the OTC Bulletin Board quotation system under the symbol SEYR.OB. On or about February 1, 2005 NevWest Securities, a NASD member firm filed Form 15c211 with the NASD to initiate quotation of our post transaction stock on the OTCBB quotation system. Our common stock began quotation on the OTC Bulletin Board on or about May 23, 2005.

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

Petroleum industry in Ukraine

Domestic Ukrainian extraction represents 21% - 24% (or 18 billion cu m) of demand for natural gas and 10% — 12% (or 4 million ton) of demand for crude oil. The supply-demand gap is addressed by imports. The imports mainly come from the neighboring Russia as well as from Kazakhstan and Turkmenistan which transship their oil & gas via Russia.

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

Exploration and Producing Licenses

During 2004 the Company received geological and exploration license agreements to develop the Karaikozovsk’s, Rogan and Rakitnyansk fields. Particular information with respect to each of these licenses is listed in the following table:

No.	Date issued	Period	Object	Location	Activities
# 2489	Dated 2 July 2004	Valid for: 5 (five) years	Karaikosivsk's Field Geographical coordinates: Northern latitude: 1.50000'50" 2.50002'10" 3.49057'10" 4.49057'00" Eastern longitude: 35001'40" 35010'30" 35013'00" 35006'20"	Administrative district: Kharkiv Administrative region: Krasnokutsk Reference location: 10 km south of Krasnokutsk	Geological Exploration Including commercial and investigative mining development of natural gas, crude oil
# 2581	Dated 18 October 2004	Valid for: 5 (five) years	Rogan Field Geographical coordinates: Northern latitude: 1. 49054’50” 2. 49053’30” 3. 49051’20” 4. 49053’30”. Eastern longitude: 36030’40” 36042’10” 36039’50” 36029’00”	Administrative district: Kharkiv Administrative region: Kharkiv, Chuguev reference location: 2 km west of Krasnokutsk	Geological exploration including commercial and investigative mining development of natural gas, crude oil
# 2507	Dated 22 October 2004	Valid for: 5 (five) years	Rakitnyansk Field Geographical coordinates: Northern latitude: 1. 49054’20” 2. 49052’50” 3. 49051’00” 4. 49053’10 Eastern longitude: 35048’50” 25056’00” 35056’00” 35047’00”	Administrative district: Kharkiv Administrative region: Novodolazk, Valkiv	Geological exploration including commercial and investigative mining development of natural gas, crude oil
773076 Series AA	Dated 28 October	November 5 2004 - November 5 2009
Type of activity: prospecting (exploring) of natural resources geological support of geo-exploration works.
Drilling of wells for prospecting (exploration) purposes of oil and natural gas. Assembly and disassembly of drilling equipment for purposes of prospecting (exploring) of oil and gas.
Investigative and commercial mining of oil and gas deposits cementing of stabilizing columns, major repairs, conservation and plugging of oil and gas wells.

#775113 Series AA	Dated 28 October	October 28 2004 - October 2009	Building construction activities
# 867363 Series AA	Dated 10 November	November 21 2004 - November 20 2009	Supplying of natural gas on an unregulated fare basis

The following amounts of investments are required in accordance with the terms of the main exploration licenses agreements:

License	Periods	Amount
Karaikozovsk	2005-2009	$4,241,584
Rakitnyansk	2005-2009	3,938,614
Rogan	2005-2009	2,922,772
Total		$11,102,970

As at December 31, 2005, the Company expended $999,220 all of which was related to Karaikozovsk license.

Overview of Regional Geology

The Company’s most explored and developed reserve is located in the Karaikozovsk’s property. All of Sunrise’s activities in 2003 were concentrated in the first production sharing agreement covering the development and exploration of this filed and the license granted to EP in relation to this property. The Karaikozovsk field is located along the northern border of the Dnieper-Donetsk depression. The uplift was discovered in 1957-1958 and involved structural drilling and mapping of the area. Additional studying of the area continued by conducting geophysical work in 1963 which reflected horizons of Mesozoic, Permian, Upper Carboniferous, and in 1971 - by middle and Lower Carboniferous. Through the detailed seismic investigations conducted in 1972-1973, the uplift was prepared for exploration drilling, which began in 1976. In 1981 Well #2 was tasted on the Serpukhovian deposits (producing horizons S-5, S-5a at depths 4981-5196 m). These tests resulted in a flow rate of 75 cu.m/day, using 10mm choke. In 1982 the field was registered on the state balance.

The total number of wells drilled in the area included: 12 wildcats and prospecting wells of which two proved commercially viable. The rocks carbonate-terrigenous thickness was uncovered from Quaternary to Lower Carboniferous (Visean stage).

The tectonic breakthrough divides the deposit into two parts: Lyubivskiy and Karaikozovsky.

Proved reserves

The Company does not currently have any proved reserves within the meaning of Regulation S-X of the Securites and Exchange Commission.

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

Sunrise Energy Resources` common stock is listed on the OTC Bulletin Board quotation system under the symbol SEYR.OB. On or about February 1, 2005 NevWest Securities, a NASD member firm filed Form 15c211 with the NASD to initiate quotation of our post transaction stock on the OTCBB quotation system. Our common stock began quotation on the OTC Bulletin Board on or about May 23, 2005.

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

Management’s key objectives for 2005 were:

°	Complete the workovers on Well #2 and Well#3 on the Karaikozovsk’s field;
°	Commence the construction of separation units on Well #2 and Well#3 on the Karaikozovsk’s field;
°	Commence conduction of geological and research works on Rogan and Rakitnyansk properties;

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

On or around May 31, 2005 Esko-Pivnich, the Company's wholly-owned operating subsidiary completed the construction of a new storage and separation facility with a total storage capacity of approximately 200 tons (1,460 bbls). The new facility commenced operations on July 15, 2005. The new facility is designed to decrease the Company's operating expenses, resulting from reduced fees that were previously paid to Okhtirkaneftegaz, the state-owned Oil &Gas Company for similar services. In addition, the launch of the new facilities will enable the Company to reduce crude losses during extraction, separation and storage.

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

Results of Operations

Oil and gas production and revenue

With the exception of testing flow runs, no commercial volumes were produced from Karaikozovsk property during the year ended December 31, 2004 pending the issuance of the new operating license and the conclusion of new production sharing agreement (see above for additional discussion). The crude oil extracted under the test runs conducted during 2004 amounted to 2.552 Bbls of which approximately 1.585 Bbls remained in the Company’s inventory at year end. The crude oil balance as of December 31, 2005 amounted to 533 Bbls.

During the year ended December 31, 2005, Esko Pivnich produced 39,264 barrels (“Bbls”) of crude oil and 52,269 thousands of cubic feet (“MCFs”) of natural gas, respectively. Crude oil and gas production during the first and second quarters 2005 was generally limited to well#2 of Karaikozovsk field as commercial production from Well#3 was just establishing. Well#3 was launched into commercial production in the third quarter 2005.

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

Provided below is the analysis of the average selling prices and production costs during 2003-2005 period.

For the years
ended	12/31/2005	12/31/2004	12/31/2003

Production[1]
Oil, BBLS	39,264	n/a	28,368
Natural Gas, MCF	52,269	n/a	117,740
Barrels of Oil Equivalent, BOE[3]	47,976	n/a	47,991

Average sales price
Oil, $/BBL	42.00	22.42	19.65
Natural Gas, $/MCF	0.89		1.33

Average oil and natural gas cost of production, $/BOE[2]	27.68		16.27

[1]	The company did not have any production in 2004 while the sales in that year resulted from 12/31/2003 inventory.

[2]
Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of field production personnel, insurance and production and ad valorem taxes.

[3]	Natural gas is converted to oil equivalent at the rate of 6 MCF of gas equaling 1 BOE

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

Cash flow

Cash (used in) / provided by operating activities for the years ended December 31, 2005 and 2004 amounted to $439,327 and $(262,819), respectively. Significant cash inflow in 2005, as compared to 2004, was primarily caused by the increase in trade accounts payable of $204,466 (2004: decrease of $317,628), other accounts payable and accruals of $384,742 (2004: $202,412), prepayments for oil and gas of $416,049 (2004: $84,818) and taxes payable of $149,947 (2004: $260,893). Although there was a significant cash outflow mostly due to increase in trade accounts receivable of $70,892 (2004: decrease of $251,744), other accounts receivable and prepayments of $242,679 (2004: $439,482) as well as increase in inventories of $123,235 (2004: decrease of $22,569). Main operating activities were suspended in 2004 providing no base for operating cash flows comparison with 2005.

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

Oil and Gas Reserve Information

At present, the Company does not have proved reserves as defined in Rule 4-10(a) of Regulation S-X.

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
DECEMBER 31, 2005 AND 2004

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

John A. Braden & Company, PC

Houston, Texas
March 27, 2006

The accompanying notes are an integral part of the consolidated financial statements

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,419
Accounts receivable - related party	720,797
Other accounts receivable and prepayments	760,797
Other accounts receivable - related party	122,574
Inventories	159,266
Taxes receivable	185,736

Total current assets	1,952,589

NONCURRENT ASSETS
Property, plant and equipment, net	951,025
Long-term financial investments	1,980
Deferred tax asset	73,319

TOTAL ASSETS	$2,978,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$218,104
Accounts payable - related party	592,554
Taxes payable	905,731
Short term bank loans	514,851
Short term notes payable	19,598
Other accounts payable and accruals	414,577
Other accounts payable - related party	244,191
Prepayments for oil and gas	500,867
Interest payable	17,711
Profit interest payable	17,997

Total current liabilities	3,446,181

Long-term payable	745,247

Commitments and Contingencies (Note 23)	--

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,000,000 issued and outstanding	17,000
Retained earnings (Accumulated deficit)	(1,197,323)
Accumulated other comprehensive income - foreign currency	(32,192)
Total stockholders' equity (deficit)	(1,212,515)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,978,913

The accompanying notes are an integral part of the consolidated financial statements

SUNRISE ENERGY RESOURCES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in US Dollars except share amounts)

	For the years ended December 31
	2005	2004
REVENUES
Produced oil & gas	$1,762,631	$196,891
Purchased oil & gas	127,849	-

	1,890,480	196,891
COST OF SALES	(127,561)	-

	1,762,919	196,891

Operating expenses	(1,010,008)	(182,870)
Depreciation expense	(318,109)	(256,528)
Other operating expenses	(83,933)	(310,643)
Sales, general and administrative expenses	(715,885)	(126,406)

OPERATING LOSS	(365,016)	(679,556)

OTHER INCOME (EXPENSE)
Interest income	484	80,328
Interest expense	(142,527)	(51,036)
Foreign exchange (loss) gain	(1,254)	321
Other expenses	(16,018)	(94)

(LOSS) INCOME BEFORE TAX	(524,331)	(650,037)

INCOME TAX	(62,464)	57,556

NET LOSS	$(586,795)	$(592,481)

Other comprehensive loss
Foreign currency translation loss	(32,192)	-

COMPREHENSIVE LOSS	(618,987)	(592,481)

BASIC LOSS (EARNINGS) PER SHARE	$(0.04)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,000,000	17,000,000

The accompanying notes are an integral part of the consolidated financial statements

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)

						Total
	Common		Accumulated	Retained	Additional	Stockholder's
	Stock		Other	Earnings	Paid-in	Equity
			Comprehensive	(Accumulated	Capital	(Capital
	Shares	Amount	(Loss)	Deficit)		Deficit)

BALANCE, DECEMBER 31, 2002	137,700	$1,377	-	$535,507	-	$536,884

Net (loss) for the year	-	-		(487,045)	-	(487,045)

BALANCE, DECEMBER 31, 2003	137,700	1,377	-	48,462	-	49,839

Common Stock, $.001 par value, 75,000,000 authorized, 17,000,000 issued and outstanding	17,000,000	17,000	-	-	-	17,000
To give effect to the acquisition of EP as of December 31, 2004	(137,700)	(1,377)	-	-		(1,377)
Pre-acquisition deficit of Sunrise Energy Resources, Inc.	-	-	-	-	(66,509)	(66,509)
To reclassify as Retained Earnings	-	-	-	(66,509)	66,509	-
Net (loss) for the year	-	-	-	(592,481)	-	(592,481)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	-	(610,528)	-	(593,528)

Net loss for the year	-	-	-	(586,795)	-	(586,795)
Comprehensive loss for the year	-	-	(32,192)	-	-	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	$17,000	$(32,192)	$(1,197,323)	-	$(1,212,515)

The accompanying notes are an integral part of the consolidated financial statements

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the years ended December 31
	2005	2004
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(586,795)	$(592,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	318,109	256,528
Loss on disposal of fixed assets	27,199	18,541
Provision for doubtful accounts	58,542	4,910
Deferred tax (gain)	(56,101)	(57,669)
Net accrued interest	3,964	(5,022)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(70,892)	251,744
(Increase) in other accounts receivable and prepayments	(242,679)	(439,482)
(Increase) decrease in inventories	(123,235)	22,569
(Increase) decrease in taxes receivable	(61,700)	47,048
Increase (decrease) in accounts payable	204,466	(317,628)
Increase in taxes payable	149,947	260,893
Increase in other accounts payable and accruals	384,742	202,412
Increase in prepayments for oil and gas	416,049	84,818
Increase in profit interest payable	17,711	--
	439,327	(262,819)

CASH PROVIDED BY FINANCING ACTIVITIES:
Long term loans received	279,900	--
Short term loans received	--	489,974
Cash inflow on the acquisition of Sunrise Energy Resources Inc.	--	1,942
	279,900	491,916

CASH USED IN INVESTING ACTIVITY:
Purchase of property, plant and equipment	(747,599)	(163,489)
Pre-acquisition deficit of Sunrise Energy Resources Inc.	--	(52,828)
	(747,599)	(216,317)

EFFECT OF EXCHANGE RATE CHANGES	16,709	343

INCREASE (DECREASE) IN CASH:	(11,663)	13,123
CASH, at the beginning of the period	15,082	1,959

CASH, at the end of the period	3,419	$15,082

INCOME TAX PAID	$117,224	$113

INTEREST PAID	$123,157	$51,046

The accompanying notes are an integral part of the consolidated financial statements

1.	NATURE OF BUSINESS

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

The accompanying notes are an integral part of the consolidated financial statements

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

The accompanying notes are an integral part of the consolidated financial statements

Oil and Gas Facilities Improvements and Workover Costs	2 years
Office Improvements	4 - 5 years
Computer Equipment	3 years

The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in the income statement.

In accordance with SFAS 144, we test our long-lived assets for impairment by comparing the carrying value of the assets with the undiscounted expected cashflows from the investments. In the event, the aggregate undiscounted expected cashflows from the investments are below the carrying value of the above investments, the unamortized costs of such fixed assets will be reduced to their fair value. Simultaneously, we will recognize the impairment loss as the amount by which the fair value of the investments exceeds their carrying value.

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

The accompanying notes are an integral part of the consolidated financial statements

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

Reclassifications - Certain reclassifications were done to the 2003 consolidated financial statements in order to present comparative figures in line with 2005 and 2004 consolidated financial statements.

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

PSA # 01-SD dated April 26, 2000

The accompanying notes are an integral part of the consolidated financial statements

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

The accompanying notes are an integral part of the consolidated financial statements

7.	INVENTORIES

Inventories as of December 31, 2005 consisted of the following:

12/31/2005

Crude oil - at cost	$130,159
Other consumables and spare parts	29,107
Total	$159,266

Inventories as of December 31, 2005 were represented by the balances of crude oil produced internally and crude oil purchased in amounts of 533 bbls and 2,190 bbls, respectively. Balance of crude oil purchased in amount of $112,014 was dispatched to customer on December 30, 2005. No revenue was recognized on this transaction in 2005 as the Company reflects revenue when the customer takes delivery. The respective amount was physically received by customer in 2006. The amount of $29,107 represents certain spare parts destined for technical maintenance of oil&gas facilities.

8.	TAXES RECEIVABLE

Taxes receivable as of December 31, 2005 consisted of the following:

12/31/2005

VAT receivable	$152,095
Other tax prepaid	33,641
Total	$185,736

Taxes receivable balance as of December 31, 2005 is represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2005 consisted of the following:

12/31/2005

Oil & gas facilities improvements and work over costs	$1,761,265
Office equipment	14,072
Construction in progress	161,416
1,936,753

Accumulated Depreciation	(985,728)
Net Book Value	$951,025

10.	LONG-TERM FINANCIAL INVESTMENT

Long-term investment as of December 31, 2005 represents 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

The accompanying notes are an integral part of the consolidated financial statements

11.	INCOME TAX

The Company’s provision for income tax for the year ended December 31, 2005 is as follows:

12/31/2005

Current tax	$117,224
Deferred tax (gain)	(54,760)
Total income tax expense (benefit)	$62,464

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the year in the Company’s deferred tax position is as follows:

12/31/2005

Net asset (liability) at the beginning of the period	$17,218
Charged to income for the period	56,101
Net asset at the end of the period	$73,319

The tax effect on the major temporary differences that give rise to the deferred tax assets as at December 31, 2005 is presented below:

12/31/2005

Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$106,092
Valuation of VAT receivable	13,442
Low value items written off	9,175
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian law	164,565
Total	$293,274

The deferred tax assets as at December 31, 2005, calculated at effective Ukrainian income tax rate of 25%, consist of the following:

12/31/2005

Deferred tax assets
Provision for doubtful receivables	$26,523
Valuation of VAT receivable	3,361
Low value items written off	2,294
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian law	41,141
Total	$73, 319

The accompanying notes are an integral part of the consolidated financial statements

The taxation charge for the year is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

12/31/2005

(Loss) before income tax and minority interest	$(315,834)
Theoretical income tax benefit at statutory rate of 25%	(78,959)
Adjustments due to:
Tax effect of expenses that are not deductible in determining taxable profit	141,423

Income tax (benefit)	$62,464

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

Third parties accounts payable balances as of December 31, 2005 were comprised mostly of payable to Okhtirkaneftegas and Kachanovskiy GPZ for services in amounts of $180,707 and $25,240, respectively.

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

The accompanying notes are an integral part of the consolidated financial statements

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

14.	SHORT-TERM BANK LOANS

Short-term bank loans as of December 31, 2005 consisted of the following:

	%, currency	12/31/2005

AB Clearing House	26%, Ukrainian Hrivnas	$514,851

Total dated Sept. 17, 2004 due March, 2005		$514,851

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

The accompanying notes are an integral part of the consolidated financial statements

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

The accompanying notes are an integral part of the consolidated financial statements

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

Effective October 4, 2004, the Company and certain of its shareholders entered into a Stock Purchase Agreement and Plan of Reorganization (the “Agreement”) with the shareholders of Esko Pivnich to acquire all of the outstanding shares of EP. Pursuant to the Agreement, certain stockholders of the Company sold 5.0 million shares to shareholders of Esko Pivnich (“EP Shareholders”), and the Company also issued 10,479,900 shares to certain of EP’s Shareholders.

Net assets of the acquired entity, Sunrise Energy Resources, Inc. (formerly known as Sunrise Energy Services, Inc.) as at December 31, 2004, were as follows:

12/31/2004

Cash	$1,942
Accounts Payable	(12,157)
Advances from former shareholders	(35,000)
Other accounts payable	5,671
100% of Net Assets	$(50,886)

Less cash balances held as at December 31, 2004	(1,942)
Total liabilities assumed	$(52,828)

Cash inflow on reverse acquisition	$1,942

No dividends were declared or paid by the Company during the year ended December 31, 2005.

22.	RELATED PARTIES

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

The accompanying notes are an integral part of the consolidated financial statements

Included in the income statement for the years ended December 31, 2005 and 2004, and otherwise not disclosed anywhere in the current consolidated financial statements, are the following transactions with related parties:

	2005	2004
Interest income from Infox	--	$ 1,922

23.	COMMITMENTS AND CONTINGENCIES

Licenses’ commitments - During 2005 the Company received geological and exploration license agreements to develop Karaikozovsk’s, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

	Period	Amount

Rogan field	2005-2009	2,922,772
Rakitnyansk field	2005-2009	3,938,614
Karaikozovsk field	2005-2009	4,241,584
Total		$11,102,970

As at December 31, 2005, the Company expended $999,220 all of which was related to Karaikozovsk license.

Environmental remediation - Under the laws of Ukraine the Company is obligated to conform to certain environmental remediation obligations related to the oil and gas production activities. This amount can not be estimated but is considered to not be material.

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

JSC Ukrneft, Okhtirkaneftegas - In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, in respect to the advance paid by the Company in 2002 in amount of $198,880 to complete certain capital construction works under the terms of PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after the number of hearings by the courts of different levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay outstanding balance without further delays. As of March 27, 2006 the balance had not been paid. Company plans to cancel PSA # 01-SD and to offset this amount against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2006.

Taxes - During 2004 the Company was examined by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $598,324 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full. “Esko Pivnich” appeal and won but the tax administration has submitted another appeal to the Supreme Civil Court of Kiev. The Supreme Civil Court had addressed the suit back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation which was exercised in February 2006. Since the investigation no hearings took place. Since the appeal has been won and became effective, there is a 100% of winning the case. However, because the government of Ukraine has not paid this balance and the political situation is uncertain, the liability has not been removed or reversed.

The accompanying notes are an integral part of the consolidated financial statements

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

Our sales to customers in excess of 5% were as follows:

	12/31/2005	12/31/2004

Agrotemp (oil produced)	$415,440	-
Ukrtatnafta (oil produced)	278,997	-
Varadero (oil produced)	254,765	-
Torpeda PP (oil produced)	215,131	-
Agronafta (oil produced)	214,324	$26,854
AlphaNafta (oil produced)	163,937	-
Torpeda PP (oil resold)	73,067	-
CJSC Ukrnafta (oil produced)	-	170,037
Other	275,095	-
Total	$1,890,480	$196,891

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

The accompanying notes are an integral part of the consolidated financial statements

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

	For the years ended December 31,
	2005	2004
Sales of Oil and Gas produced	$1,762,631	$196,891
Production expenses (including depreciation expense)	(1,049,461)	(412,412)
Exploration costs	(265,253)	(26,986)
Income tax expense	(117,224)	--

Total expenses	(1,431,938)	(439,398)

Total	$330,693	$(242,507)

(C) Proved Oil and Gas Reserves.

At present, we do not have proved reserves as defined by Rule 4-10(a) of Regulation S-X.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The accompanying notes are an integral part of the consolidated financial statements

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

The accompanying notes are an integral part of the consolidated financial statements

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

The Company’s principal executive officers and principal financial officer have concluded that there were no changes in the Company’s internal controls over the financial reporting or in other factors during the last fiscal year that have materially affected or are reasonably likely to materially affect these controls as of the end of the period covered by this report based on such evaluation, and that there was no significant deficiencies or material weaknesses in the Company’s internal controls.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF COMPANY

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Date elected or appointed
Konstantin Tsirulnikov	CEO, Sunrise Energy Resources, Inc.	27	December - 2004

David A. Melman	Independent Director of Sunrise Energy Resources Inc	63	1997

Roman Livson	CFO, Sunrise Energy Resources, Inc.	35	2005

Leon Golden	Independent Director, Sunrise Energy Resources, Inc.	44	December - 2004

Abraham Bennun	Independent Director of Sunrise Energy Resources Inc	34	December - 2004

Vyacheslav Chuchminov	CEO, Esko Pivnich	47	June - 2002

Taras Burdeniy	CFO, Esko Pivnich	27	June - 2002

Mrs. Raissa Volodarskaya	Chief Accountant	57	April - 2002

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

Mr. Vladimir Moroz, Chief Engineer, Esko Pivnich (Age 38). Mr. Moroz joined the Company as Chief Engineer of Esko-Pivnich in October 2004. In 2002-2004 he worked as Chief Engineer in the State Emergency Service of Ukraine. Prior to that, in 1995 - 2002 he was the Deputy Director on Science in the NTP “Burovaya Tekhnika” Mr. Moroz graduated from Ivano-Frankovsk Institute of the Oil&Gas in 1992 with a Master’s degree of Well - drilling Engineer. Also, in 2001 he got the Master’s Degree in Poltava Technical University on the Accounting and Audit Department.

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

During 2005, the Company paid subsidiary’s senior management nominal rates which are comparable with the basic salaries in Ukraine. No salaries were paid for the newly nominated management of Sunrise Energy Resources Inc. The Company estimates the fair value of the management compensation for 2005 to be not materially different from these accrued ones:

Name and principal position	Actual salary

Konstantin Tsirulnikov	$ 40,500
CEO of Sunrise Energy Resources, Inc.

Roman Livson	$ 26,000
CFO of Sunrise Energy Resources, Inc.

Leon Golden	Nominal subject to review
Independent Director, Sunrise Energy Resources, Inc.

Abraham Bennun	Nominal subject to review
Independent Director, Sunrise Energy Resources, Inc.

David A. Melman
Independent Director of Sunrise Energy Resources.Inc	$ 11,000

Vyacheslav Chuchminov	$2,000
CEO, Esko Pivnich

Taras Burdeniy	2,000
CFO, Esko Pivnich

Raisa Volodarskaya	3,000
Chief Accountant

Total	$84,500

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

Name Of Beneficial Owner	Title of Class	Number of Shares	Percent of Class
Halton Impex Corp.	Common	11,143,235 (1)	65%
627 Lyons Lane,
Oakville,
Ontario L6J 5Z7
Canada

Mr. David A. Melman
5353 Memorial Drive
Suite 4012
Houston Texas 77007	Common	200,184 (2)	1.17%

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

Name and Address of Beneficial Owner	Amount of Beneficial Interest	Percent of Class
Mr. Konstantin Tsirulnikov	65.00% (1)	Common stock
Mr. David A. Melman	1.17%	Common stock

(1)	Mr. Konstantin Tsirulnikov is the son of Mr. Eduard Tsirulnikov the sole shareholder of Halton Impex Corp.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2004 professional services were mostly rendered for the Company by John A. Braden and Co., P.C. accounting firm.

Total professional fees incurred by the Company for the years ended December 31, 2004 and 2003 consisted of the following:

	2005 John A. Braden and Co. , P.C.	2004 John A. Braden and Co., P. C.
Audit	50,000	45,000
Audit related	--	--
Tax	--	--
All other fees	--	--

Total	50,000	45,000

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

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm - John Braden and Co., P.C. for the year ended December 31, 2005

Consolidated Balance Sheet as of December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the years ended December 31, 2005 and 2004

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to the Consolidated Financial Statements for the year ended December 31, 2005

Exhibit Number		Description	Incorporation by Reference
3	1	Amended and Restated Certificate of Incorporation of the Company	Filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 204; is incorporated herein by this reference.
3	2	Bylaws of the Company	Filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004; is incorporated herein by this reference.
10	1	Shareholders Agreement.	Filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004; is incorporated herein by this reference.
14		Code of Ethics	Filed Herewith
21	1	List of Subsidiaries	Filed Herewith
31	1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31	1	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32	1	Section 1350 Certification of Chief Executive Officer	Filed Herewith
32	2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

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