Form 10QSB/A
period 2006-06-30
SUNRISE ENERGY RESOURCES INC
filed 2006-11-07
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other	Total Stockholder's
			Capital		Comprehensive	Equity
	Shares	Amount		(Accumulated Deficit)	(Loss)	(Capital Deficit)

BALANCE, DECEMBER 31, 2003	137,700	$1,377	-	$48,462	-	$49,839

Common Stock, $0.001 par value, 75,000,000 issued and outstanding	17,000,000	17,000	-	-	-	17,000
To give effect on the acquisition of EP as of December 31, 2004	(137,700)	(1,377)	-	-	-	(1,377)
Pre-acquisition deficit of Sunrise Energy Resources, Inc.	-	-	(66,509)	-	-	(66,509)
To reclassify to Retained Earnings	-	-	66,509	(66,509)	-	-
Net (loss) for the year	-	-	-	(592,481)	-	(592,481)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	-	(610,528)	-	(593,528)

Net (loss for the year)	-	-	-	(586,795)	-	(586,795)
Other Comprehensive loss for the year	-	-	-	-	$(32,192)	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	17,000	-	(1,197,323)	(32,192)	(1,212,515)

Common Stock, $0.001 par value, 161,014 issued in connection with Pari acquisition	161,014	161	96,447	-	-	96,608
Net loss for the six months	-	-	-	(143,425)	-	(143,425)

BALANCE, JUNE 30, 2006	17,161,014	$17,161	$96,447	$(1,340,748)	$(32,192)	$(1,259,332)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the six months ended June 30,
	2006	2005

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(143,425)	$(306,989)
Adjustments to reconcile net loss to net cash in operating activities:

Depreciation expense	149,963	128,717
Supplier’s fines and penalties accruals	-	985
Provision for doubtful accounts	(21,145)	23,340
Deferred tax (gain)	(16,460)	(21,366)
Net imputed interest expense (income)	23,263	(1,377)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	486,840	(35,765)
(Increase) in other accounts receivable and prepayments	(98,446)	(188,483)
(Increase) in inventories	(383,259)	(17,268)
(Increase) decrease in taxes receivable	(321,399)	13,430
(Decrease) increase in accounts payable	(397,796)	199,677
Increase in taxes payable	95,182	69,160
Increase in other accounts payable and accruals	71,125	94,714
(Decrease) increase in prepayments for oil and gas	(188,605)	343,563
Increase in interest payable	26,528	-
NET CASH FLOW FROM OPERATING ACTIVITIES	(717,634)	302,338

CASH PROVIDED BY FINANCING ACTIVITIES:
Long term loans received	1,112,000	-
Promissory notes issued	1,417,000
Short term loans repaid	(514,851)	-
NET CASHFLOW FROM FINANCING ACTIVITIES	2,014,149	-

CASH USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,268,043)	(361,081)
Cash inflow on the acquisition of Pari, Ltd.	4,549
NET CASH FLOW FROM INVESTING ACTIVITIES	(1,263,494)	(361,081)

EFFECT OF EXCHANGE RATE CHANGES	-	47,895

INCREASE (DECREASE) IN CASH	33,021	(10,848)
CASH, at the beginning of the period	3,419	15,082

CASH, at the end of the period	$36,440	$4,234

INCOME TAX PAID	$(23,387)	-
INTEREST PAID IN CASH	$(74,195)	$(66,269)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

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

21.	LONG TERM PAYABLES

Long term payables as of June 30, 2006 and December 31, 2005 consisted of the following:

	Issue date/ Effective date	Due not earlier than	6/30/2006	12/31/2005

Zaccam Trading, Ltd.	March 5,2005	March 5, 2015	$1,391,900	279,900
Millington Solutions Limited	March 30, 2006	March 30, 2009	917,000	-
Millington Solutions Limited	June 6, 2006	June 6, 2009	500,000	-
Fort Trade	Nov-2004	Nov- 2009	465,347	465,347
Total			$3,274,247	$745,247

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

Upon acquisition of Pari, the latter had only monetary assets and liabilities apart from its exploration licenses for Peremyshlyansk, Sheremetyevsk, Niklovitsk, Chukvinsk and Pilipivsk blocks. Following our analysis of the above monetary assets and liabilities we concluded that they were carried at fair values and no adjustments were required.

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

According to the Ukrainian Government Reserve Report, Pari, Ltd. has possible reserves of approximately 106.2 BCF of gas in the Niklovitsk field located in the Lviv region of Western Ukraine and 4.1 BCF in the Sheremetivsk field located in the Chernovtsi region of Western Ukraine. Pari, Ltd. holds exploration licenses that expire in July 2009 for the above properties and the following other undeveloped properties located in Western Ukraine: Peremishlyansk, Chukvinsk in Lviv region, and Pilipivsk in Ivano-Frankivsk region. In total, the possible reserves of Pari, Ltd. amount to approximately 24 MMBbls.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in its operations as a going concern:

•	The Company plans to continue to raise additional capital in the equity, debt and convertible debt markets as significant source of funding its development of the properties covered by the Licenses.

•	Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow.

•	Additional funding requirements may also be necessary before the Company is able to rely solely on the cash flow resulting from the production achived on its licensed properties. .

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

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: November 7, 2006	Konstantin Tsirulnikov
President and Chief Executive Officer