Form 10QSB
period 2006-09-30
SUNRISE ENERGY RESOURCES INC
filed 2006-11-14
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine months ended
September 30, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11248

SUNRISE ENERGY RESOURSES, INC.
(Name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

551 Fifth Avenue, Suite 2020
New York, New York	10017
(Address of principal executive office)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 13, 2006 within past 60 days: $4,939,843.

As of November 13, 2006, the Registrant had 17,161,014 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐;  No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-QSB

PART I.
SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	September 30, 2006	December 31, 2005
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$10,625	$3,419
Accounts receivable - related party	215,695	720,797
Other accounts receivable and prepayments	1,075,072	760,797
Other accounts receivable - related party	-	122,574
Inventories	561,436	159,266
Taxes receivable	793,377	185,736

Total current assets	2,656,205	1,952,589

NONCURRENT ASSETS
Property, plant and equipment, net	3,714,348	951,025
Lease/concession acquisition cost	175,035	-
Long-term financial investments	3,249	1,980
Deferred tax asset	87,480	73,319

TOTAL ASSETS	$6,636,317	$2,978,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$238,666	$218,104
Accounts payable - related party	187,719	592,554
Taxes payable	1,004,361	905,731
Short term bank loans	-	514,851
Short term notes payable	19,598	19,598
Other accounts payable and accruals	945,987	414,577
Other accounts payable - related party	300,391	244,191
Prepayments for oil and gas	284,112	500,867
Interest payable	115,143	17,711
Profit interest payable	17,997	17,997

Total current liabilities	3,113,974	3,446,181

Long term notes payable	3,460,847	465,347
Long-term payable to related party	1,391,900	279,900

Commitments and Contingencies (Note 24)	-	-

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,161,014 and 17,000,000 issued and outstanding as of September 30, 2006 and December 31, 2005	17,161	17,000
Additional Paid in Capital	96,447	-
Retained earnings (Accumulated deficit)	(1,411,820)	(1,197,323)
Accumulated other comprehensive (loss) - foreign currency	(32,192)	(32,192)
Total stockholders' equity (deficit)	(1,330,404)	(1,212,515)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,636,317	$2,978,913

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Produced oil & gas	$518,485	$525,062	$1,333,669	$1,429,190
Purchased oil & gas	-	127,339	120,174	127,339

Total	518,485	652,401	1,453,843	1,556,529

COST OF SALES	-	(127,051)	(116,637)	(127,051)

GROSS PROFIT	518,485	525,350	1,337,206	1,429,478

Operating expenses	(198,354)	(272,225)	(526,860)	(825,525)
Depreciation and amortization expense	(79,936)	(77,931)	(229,899)	(206,648)
Bad debt recovery	1,387	-	22,531	-
Other operating income (expenses), net	(11,781)	(223)	(6,823)	(24,288)
Sales, general and administrative expenses	(191,223)	(111,044)	(543,887)	(508,770)

OPERATING INCOME (LOSS)	38,578	63,927	52,268	(135,753)

OTHER INCOME (EXPENSE)

Interest income (expense), net	(89,976)	(36,551)	(182,379)	(99,602)
Foreign exchange (loss)	(8,852)	2,155	(15,829)	(30,928)
Other expense	-	(8,799)	-	(11,107)

LOSS BEFORE TAX	(60,250)	20,732	(145,940)	(277,390)

INCOME TAX (Note 12)	(10,822)	(53,342)	(68,557)	(62,210)

NET LOSS	$(71,072)	$(32,610)	$(214,497)	$(339,600)

BASIC (LOSS) EARNINGS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,137,422	17,000,000	17,137,422	17,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholder's Equity
	Shares	Amount	Capital	Deficit)	(Loss)	(Capital Deficit)

BALANCE, DECEMBER 31, 2003	137,700	$1,377	-	$48,462	-	$49,839

Common Stock, $0.001 par value, 75,000,000 issued and outstanding	17,000,000	17,000	-	-	-	17,000
To give effect on the acquisition of EP as of December 31, 2004	(137,700)	(1,377)	-	-	-	(1,377)
Pre acquisition deficit of Sunrise Energy Resources, Inc.	-	-	$(66,509)	-	-	(66,509)
To reclassify to Retained Earnings	-	-	66,509	(66,509)	-	-
Net (loss) for the year	-	-	-	(592,481)	-	(592,481)
					-
BALANCE, DECEMBER 31, 2004	17,000,000	17,000	-	(610,528)	-	(593,528)

Net (loss for the year)	-	-	-	(586,795)	-	(586,795)
Other Comprehensive loss for the year	-	-	-	-	$(32,192)	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	17,000	-	(1,197,323)	(32,192)	(1,212,515)

Common Stock, $0.001 par value, 161,014 issued in connection with
Pari acquisition	161,014	161	96,447	-	-	96,608
Net loss for the nine months	-	-	-	(214,497)	-	(214,497)

BALANCE, SEPTEMBER 30, 2006	17,161,014	$17,161	$96,447	$(1,411,820)	$(32,192)	$(1,330,404)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the nine months ended September 30,
	2006	2005

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(214,497)	$(339,600)
Adjustments to reconcile net loss to net cash in operating activities:

Depreciation expense	229,899	206,648
Supplier’s fines and penalties accruals	-	1,002
Loss on disposal of fixed assets	-	37,293
Provision for doubtful accounts	(22,531)	23,647
Deferred tax (gain)	(24,730)	(34,006)
Net imputed interest expense (income)	42,640	1,665

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	527,830	(36,802)
(Increase) in other accounts receivable and prepayments	(185,581)	(262,174)
(Increase) in inventories	(402,165)	(22,754)
(Increase) decrease in taxes receivable	(589,103)	(29,645)
(Decrease) increase in accounts payable	(384,273)	206,053
Increase in taxes payable	97,218	181,113
Increase in other accounts payable and accruals	378,390	212,928
(Decrease) increase in prepayments for oil and gas	(216,755)	337,658
Increase in interest payable	97,432	-
NET CASH FLOW FROM OPERATING ACTIVITIES	(666,226)	483,026

CASH PROVIDED BY FINANCING ACTIVITIES:
Long term loans received	1,112,000	100,000
Promissory notes issued	2,995,500	-
Short term loans repaid	(514,851)	-
NET CASHFLOW FROM FINANCING ACTIVITIES	3,592,649	100,000

CASH USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,922,497)	(623,919)
Cash inflow on the acquisition	4,549	-
Long term investments purchased	(1,269)	-
NET CASH FLOW FROM INVESTING ACTIVITIES	(2,919,217)	(623,919)

EFFECT OF EXCHANGE RATE CHANGES	-	48,901

INCREASE (DECREASE) IN CASH	7,206	8,008
CASH, at the beginning of the period	3,419	15,082

CASH, at the end of the period	$10,625	$23,090

INCOME TAX PAID	$(74,198)	$(30,689)
INTEREST PAID IN CASH	$23,387	$(98,519)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

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

The current principal activities of Esko Pivnich and Pari are conducted in the form of production sharing agreements (PSA), which as of September 30, 2006 included the following:

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

The number of employees of the Company at September 30, 2006 and December 31, 2005 amounted to 22.

2.	PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the Company’s audited consolidated financial statements and related footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $214,497 during the nine months ended September 30, 2006, and, as of September 30, 2006 the Company's current liabilities exceeded its current assets by $457,769. Additionally, to fully develop the area covered by the Licenses, the Company would require substantial amounts in additional funding.

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

The prevailing exchange rates as at September 30, 2006 and December 31, 2005 were approximately 1 U.S. dollar to 5.0500 Ukrainian Hrivnas. For the periods ended September 30, 2006 and 2005, the average exchange rate for 1U.S. dollar was $5.0500 and $5.1321 Ukrainian Hrivnas, respectively.

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

Cash and Cash Equivalents - Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of September 30, 2006 and December 31, 2005 consisted mainly of the UAH and USD denominated current accounts.

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

Accounts receivable as of September 30, 2006 and December 31, 2005 consisted of $215,695 and $720,797, respectively. These amounts were due from CJSC Infox, and resulted from several crude oil shipments which took place during 2003 and 2004. During the nine months of 2006, Infox had partly repaid this balance. No provision for bad debts has been recorded for these accounts. Management of the Company believes this amount will be paid during 2006.

6.	OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of September 30, 2006 and December 31, 2005 consisted of the following:

	9/30/2006	12/31/2005

Vixen JLM	$495,030	$511,069
Okhtirkaneftegas	198,880	198,880
Chernigovneftegasgeology	136,064	-
Poltavaneftegasgeology	45,123	-
Other	199,975	50,848
Total	$1,075,072	$760,797

Other accounts receivable and prepayments as at September 30, 2006 and December 31, 2005 are stated net of provision accrued for doubtful accounts and are comprised mostly of advances paid to Vixen JLM, Okhtirkaneftegas, Chernigovneftegasgeology and Poltavanftegasgeology, in the total amounts of $495,030 (2005: $511,069), $198,880 (2005: $198,880), $136,064 (2005: $None) and $45,123 (2005: $None), respectively.

The advance paid to Vixen JLM relates to well casings for construction workovers. The amount paid to Okhtirkaneftegas is currently pending litigation (Note 24) though no provision was accrued on it based on the management estimates of the possibility to offset this amount through cancellation of PSA# 01-SD agreement with Okhtirkaneftegas during 2006. Amounts of $136,064 and $45,123 due from Chernigovneftegasgeology and Poltavaneftegasgeology represents prepaids for geological and geophysical workovers on the properties covered by the licenses of the Company’s operating subsidiaries.

7.	INVENTORIES

Inventories as of as of September 30, 2006 and December 31, 2005 consisted of the following:

	9/30/2006	12/31/2005

Crude oil - at cost	$133,391	$130,159
Other consumables and spare parts	428,045	29,107
Total	$561,436	$159,266

Inventories as of September 30, 2006 and December 31, 2005 are represented by the balances of crude oil produced internally in the total amount of 3,251 and 566 bbls, for the respective period, and crude oil purchased in the amounts of None and 2,188 bbls, for the same periods. The amounts of $428,045 and $29,107, for the respective periods, represent certain spare parts and chemical reagents destined for the construction and technical maintenance of oil & gas facilities.

8.	TAXES RECEIVABLE

Taxes receivable as of September 30, 2006 and December 31, 2005 consisted of the following:

	9/30/2006	12/31/2005

VAT receivable	$786,797	$152,095
Other prepaid tax	6,580	33,641
Total	$793,377	$185,736

Taxes receivable balances are represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2006 and December 31, 2005 consisted of the following:

	9/30/2006	12/31/2005

Oil & gas facilities improvements and work over costs	$1,763,526	$1,761,265
Office equipment	37,896	14,072
Construction in progress	3,103,935	161,416
Total	4,905,357	1,936,753

Accumulated Depreciation	(1,191,009)	(985,728)
Net Book Value	$3,714,348	$951,025

10.	LEASE /CONCESSION ACQUISITION COST

As of September 30, 2006, the Lease/Concession acquisition cost of $175,035 is stated net of amortization accrued and represents the implied value of the exploration licenses for the Peremishlyansk, Niklovitsk, Chukvinsk, Sheremetivsk and Pilipivsk properties held by Pari, Ltd (Note 22).

11.	LONG-TERM FINANCIAL INVESTMENT

Long-term investment as of September 30, 2006 and December 31, 2005 represents 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value of $1,980. Amount of $1,269 is carried at cost and represents investment in Production Sharing Agreement where the Company do not act as a controlling investor and do not exercise control or significant influence. Neither under accounting principles generally accepted in the United States of America (“US GAAP”) or under Ukrainian Accounting Principles any consolidation or equity method accounting is required.

12.	INCOME TAX

The Company’s provision for income tax for the periods ended September 30, 2006 and December 31, 2005 is as follows:

	9/30/2006	12/31/2005

Current tax	$93,287	$117,224
Deferred tax gain	(24,730)	(54,760)
Total income tax expense (benefit)	$68,557	$62,464

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods ended September 30, 2006 and December 31, 2005 in the Company’s deferred tax position is as follows:

	9/30/2006	12/31/2005

Net asset at the beginning of the period	$73,319	$17,218
Charged to income for the period	14,161	56,101
Net asset at the end of the period	$87,480	$73,319

The tax effect on any substantial temporary differences, which give rise to the deferred tax assets as at

September 30, 2006 and December 31, 2005 is presented below:

	9/30/2006	12/31/2005
Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$83,562	$106,092
Valuation of VAT receivable	57,423	13,442
Low value items written off	1,931	9,175
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian low	207,003	164,565
Total	$349,919	$293,274

The deferred tax assets as at September 30, 2006 and December 31, 2005, calculated at effective Ukrainian income tax rate of 25%, consists of the following:

	9/30/2006	12/31/2005
Deferred tax assets
Provision for doubtful receivables	$20,891	$26,523
Valuation of VAT receivable	14,356	3,361
Low value items written off	483	2,294
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian low	51,750	41,141
Total	$87,480	$73,319

The taxation charge for the respective period is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	9/30/2006	12/31/2005

(Loss) before income tax and minority interest	$(145,940)	$(315,834)
Theoretical income tax benefit at statutory rate of 25%	(36,485)	(78,959)
Adjustments due to:
Tax effect of (expenses) that are not deductible in determining taxable profit	105,042	141,423

Income tax (benefit)	$68,557	$62,464

As of September 30, 2006 and December 31, 2005 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, the Company has a net operating loss carry forward of over $1,000,000 which expires in periods from 2021 to 2024. As a result, the company has a deferred tax asset of approximately $340,000. This has been fully reserved because realization cannot be assured.

13.	ACCOUNTS PAYABLE

Accounts payable as of September 30, 2006 and December 31, 2005 consisted of the following:

	9/30/2006	12/31/2005

Accounts payable	$238,666	$218,104

CJSC Infox, related party	187,719	592,554
Total	$426,385	$810,658

Third party accounts payable balances as of September 30, 2006 and December 31, 2005 were comprised mostly of payments for the exploration and production services due to Okhtirkaneftegas and Kachanovsky GPZ in the amounts of $209,385 (2005: $180,707) and $29,281 (2005: $25,240), respectively.

The amounts of $187,719 and $592,554, payable to CJSC Infox, related party as of September 30, 2006 and December 31, 2005, respectively, generally relate to well reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

14.	TAXES PAYABLE

Taxes payable as of September 30, 2006 and December 31, 2005 consisted of the following:

	9/30/2006	12/31/2005

Fines and penalties	$598,324	$598,324
VAT	317,971	233,149
Exploration tax	62,266	33,684
Profit tax	19,089	29,526
Resource Tax	-	6,699
Social insurance	4,858	4,237
Personal income tax	1,393	112
Other taxes	460	-
Total	$1,004,361	$905,731

Taxes payable as of September 30, 2006 and December 31, 2005 represent fines and penalties accrued in connection with litigation proceedings described in Note 24. The Company has prevailed in litigation relating to this issue as well as in subsequent court proceedings relating to the dispute. However, the Ukrainian authorities continue to bring additional proceedings and have not reversed the charge. Consequently, the company has not reversed the liability and does not plan to do so until this issue is completely resolved.

VAT payable relates mostly to sales made during the nine month of 2006. Based on current Ukrainian legislation, VAT payable may not be offset against VAT receivable.

15.	SHORT-TERM BANK LOANS

Short-term bank loans as of September 30, 2006 and December 31, 2005 consisted of the following:

	%, currency	9/30/2006	12/31/2005

AB Clearing House	26%, Ukrainian Hrivnas	-	$514,851

Total dated Sept. 17, 2004 due March 9, 2006		-	$514,851

The loan amount from AB Clearing House outstanding as at December 31, 2005 was secured by the Company’s title to well casings purchased under an agreement dated July 20, 2004. Proceeds of the loan were used mainly for immediate working capital requirements.

Interest expense for the period ended September 30, 2006 was incurred in relation to the credit line facility obtained from AB Clearing House. The total interest payment for the above period consisted of $23,387, which represented an interest rate of 26% per annum.

On March 9, 2006, the Company had repaid in full the balance of short term loan and respective balance of interest payable in the amount of $11,369 that was accrued in 2005 and not repaid as of December 31, 2005 (Note 19).

16.	SHORT TERM NOTES PAYABLE

Short term promissory notes outstanding as of September 30, 2006 and December 31, 2005, issued in November 2002 at no interest, were payable not earlier than November 5, 2005. These notes in the amounts of $14,257 and $5,341, are payable to Astark and Sipay, respectively. As of September 30, 2006 the issuers of the notes had not called for the repayment of the respective amounts. Any valuation adjustment due to the lack of interest has not been calculated, however, such amounts, if any, are not considered to have a material effect on these financial statements.

17.	OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of September 30, 2006 and December 31, 2005 consisted of the following:

	9/30/2006	12/31/2005

ZakhidUkrGeology	$314,742	-
Chernigovneftegasgeology	172,824	$126,851
Naftoservice	138,943	-
John A. Braden & Co.P.C. (audit fees)	26,326
Other	293,152	287,726
Sub total	945,987	414,577

Advances from former shareholders	300,391	244,191
Total	$1,246,378	$658,768

Other accounts payable and accruals as of September 30, 2006 and December 31, 2005 consisted mostly of advances from former shareholders and other non-recurring research and development, geological and exploration works, as well as payroll, short-term advances to employees and other prepayments for repair and constructions services.

Amount of $314,742 (2005: $None) payable to ZakhidUkrGeology relates to construction workovers of Well#1 on the Peremishlyansk property, and $172,824 (2005: $126,851) and $138,943 (2005: $None) are payable to Chernigovneftegasgeology and Naftoservice for the recurring research and development, geological and exploration works.

The amount of $300,391 (2005: $244,191) represents advances from shareholders with no specific terms, which was paid to the Company in the most part during 2005 (Note 19).

18.	PREPAYMENTS FOR OIL AND GAS

Prepayments for oil and gas as of September 30, 2006 and December 31, 2005 consisted of $284,112 and $500,867, respectively and consisted of $191,010 (2005: $248,303), $49,805 (2005: $49,805), $24,950 (2005: $21,188) and $131 (2005: $195,733) payable to Angronafta, Atlantis Techno, RosAnt and Torpeda PP, respectively.

19.	INTEREST PAYABLE

Interest payable as of September 30, 2006 and December, 31 2005, consisted of the following:

	9/30/2006	12/31/2005

Millington Solutions Limited - Convertible notes	$72,720	-
Long term loan - Zaccam Trading, related Party	27,449	$2,167

Interest accrued on advances received from former shareholders	14,974	4,175
Short term loan - AB Clearing House	-	11,369
Total	$115,143	$17,711

Long term loan from Zaccam Trading, related party, at 3% per annum (Note 21) was obtained in 2005. Interest accrued on amounts payable to former shareholders represents weighted average LIBOR rate for the periods ended September 30, 2006 and December 31, 2005 (Note 17).

Interest payable in amount of $72,720 was accrued on several tranches of long term 10% and 6% convertible debt received during 2006 (Note21).

Interest payable to AB Clearing House as at December 31, 2005, relates to the credit line facility obtained in 2004 at 26% per annum (Note 15).

20.	PROFIT INTEREST PAYABLE

As of September 30, 2006 and December 31, 2005, profit interest of $17,997 was payable to Poltavaneftegasgeologiya and represents an amount that was accrued and partially paid by the Company in respect to profits earned during 2002, and is calculated in accordance with PSA # 01-SD dated April 26, 2000 (Note 24).

21.	LONG TERM PAYABLES

Long term payables as of September 30, 2006 and December 31, 2005 consisted of the following:

	Issue date/ Effective date	Due not earlier than	9/30/2006	12/31/2005

Zaccam Trading, Ltd.	March 5, 2005	March 5, 2015	$1,391,900	$279,900
Millington Solutions Ltd., 10%	March 30, 2006	March 30, 2009	917,200	-
Millington Solutions Ltd., 10%	June 6, 2006	June 6, 2009	1,928,300	-
Millington Solutions Ltd., 6%	July 25, 2006	July 25, 2009	150,000
Fort Trade	Nov- 2004	Nov- 2009	465,347	465,347
Total			$4,852,747	$745,247

Effective March 30 and June 6, 2006, Sunrise Energy Resources, Inc. executed a Convertible Note Subscription Agreements with Millington Solutions Limited to complete a $1.0 million and $2.0 million, respectively, private placement financing in the form of 10% convertible notes. As of September 30, 2006, the Company has received several tranches totaling $917,200, which were covered by the $1.0 million Subscription Agreement effective March 30, 2006, and an amount of $1,928,300, which was covered by the $2.0 million Subscription Agreement effective June 6, 2006. Each tranche will mature in 3 years of the receipt of funds. The interest is accrued at the rate of 10% per annum on the unconverted amount and is payable annually on each 12 month anniversary of each tranche until conversion or maturity (Note 19). The Notes can be converted into Common shares of the Company at a conversion price of $2.20 at the holder's option at any time until the maturity date of each tranche. For Notes converted between interest due dates, the interest would accrue pro-rata and would be paid in the form of additional shares of the Company's Common stock. The number of such additional shares would be calculated at the same conversion price.

On July 25, 2006 the Company had signed with Millington Solutions Limited a new 6% $1MM Convertible Note Subscription Agreement with other provisions being identical to the Agreements that were signed on March 30 and June 6, 2006.

As of September 30, 2006 and December 31, 2005, the amount of $465,347 represents interest free note payable for geological and research services rendered by Fort Trade during 2004.

Long term payable to Zaccam Trading, Ltd. (a related party) as of September 30, 2006 and December 31, 2005 represents an unsecured credit line facility with a limit of $5,000,000 bearing 3% per annum charged on actual amount of debt (Note 19).

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

No dividends were declared or paid by the Company during the periods ended September 30, 2006 and December 31, 2005.

23.	RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of September 30, 2006 and December 31, 2005 see Notes 4, 5, 13, 17, 19 and 21.

Our related parties include CJSC Infox and Zaccam Trading, Ltd. Although Pari, Ltd. was acquired in the first quarter of 2006, it is presented as a “related party” in Company’s consolidated financial statements as of December 31, 2005.

During the periods ended September 30, 2006 and December 31, 2005, we have received several tranches of long term loans from Zaccam Trading, Ltd. which resulted in total amounts of $1,391,900 and $279,900 outstanding at the end of the respective periods. The proceeds received were used mainly for construction workovers on well #21 (Notes 19 and 21).

As of September 30, 2006 and December 31, 2005, the total amounts of $215,695 and $720,797 were due from CJSC Infox, related party, and were comprised of several crude oil shipments which took place in 2004 and 2003. Similarly, the total amounts of $187,719 and $592,554, respectively, payable to CJSC Infox, were mostly on account of wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company’s subsidiaries EP and Pari.

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

Pari - During 2004 Pari received geological and exploration license agreements to develop the Peremishlyansk, Chukvinsk, Scheremetivsk, Niklovitsks and Pilipivsk fields. The following amounts of investments are to be incurred under the terms of those agreements:

	Period	Amount

Peremishlyansk field	2004-2009	2,336,634
Chukvinsk field	2004-2009	1,544,554
Scheremetivsk field	2004-2009	712,872
Niklovitsks field	2004-2009	594,059
Pilipivsk field	2004-2009	475,248
Total		$5,663,367

Environmental remediation - Under Ukrainian law, the Company is obligated to meet certain environmental remediation obligations related to its oil and gas production activities. This amount cannot be estimated at this time but is considered not to be a material amount.

Lease commitments - The Company leases office space on a yearly basis and the rent is disclosed in other notes. The Company’s future lease commitments as of September 30, 2006 are as follows:

2006

Office rent - Esko Pivnich	$15,000
Office rent - Pari	5,200
$20,200

Litigation - The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

Esko Pivnich

JSC Ukrneft, Okhtirkaneftegas - In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, with respect to the advance paid by the Company in 2002 in the amount of $198,880 to complete certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after a number of hearings by courts of different circuits, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance to the Company without further delays. Despite this final ruling of the Supreme Court, as of November 13, 2006 the balance has not been paid. The Company plans to void PSA # 01-SD and to offset the amount due to it against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2006.

DP NAK Nedra Ukraini Poltavnaftogasgeologiya - In 2006 The Company sued Poltavneftegasgeologiya for expected profits in the amount of $474,053 resulting from a refusal of Poltavneftegasgeologiya to execute its obligations under the terms of PSA # 01-SD. The Court of Poltavskiy region has ruled in the Company’s favor and obliged Poltavneftegasgeologiya to pay the Company amount of $356,994. Poltavneftegasgeoligia has filed a appeal with inter-regional court of Kiev city. As of November 13, 2006, no new hearings took place and according to management’s estimates there is a high possibility of wining the case. Pending final resolution of this matter, the Company has not recorded this as income.

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

Our sales to customers in excess of 5% were as follows:

	9/30/2006	9/30/2005

Agrotemp (oil produced internally)	$783,492	$310,111
Nafta Soyuz (oil produced internally)	337,169	-
Torpeda (oil resold)	120,174	72,788
Torpeda (oil produced internally)	65,076	-
Spago TOV (oil produced internally)	51,396	-
Soyuz NPK (oil produced internally)	42,410	-
Okhtirkaneftegas (gas produced internally)	12,990	-
Ukrtatnafta (oil produced internally)	-	277,882
Angronafta (oil produced internally)	-	213,467
Varadero (oil produced internally)	-	253,747
Alfa-Nafta ((oil produced internally)	-	163,282
Itak PP (oil produced internally)	-	85,007
Varadero (oil resold)	-	25,525
Other	41,136	154,720
Total	$1,453,843	$1,556,529

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

On September 7, 2006, The Company and Dutchess Private Equities Fund, L.P. (“Dutchess” or the “Investor”) entered into an Agreement whereby the Company will, pursuant to the terms and conditions of the Agreement have access to $20,000,000 equity line of credit. As part of the Agreement the Company is obligated to register shares of common stock to have in reserve for issuance pursuant to the Registration Rights Agreement entered into as part of this transaction.

Pursuant to the Agreement, Investor shall commit to purchase up to $20,000,000 of the Company’s common stock over the course of twenty-four (24) months. The amount that the Company shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company’s election, either (i) 250,000 or; (ii) two hundred percent (200%) of the average daily volume (U.S. market only) of the Company’s common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing best bid prices immediately preceding the put date. The put price shall be set at ninety-six percent (96%) of the lowest closing best posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. There are put restrictions applied on days between the put date and the closing date with respect to the particular Put. During this time, we shall not be entitled to deliver another put notice.

Further, the Company shall reserve the right to withdraw that portion of the Put that is below seventy five per cent (75%) of the lowest closing bid prices for the ten (10) trading day period immediately preceding each put notice.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the year ended December 31, 2005 and periods ended September 30, 2006 and 2005.

Management’s key objectives for nine months period of 2006 were:

•	Drill approximately 75% of the projected depth of Well #21 of the Company’s Karaikozovsk property;
•	Drill approximately 30% of the projected depth of Well #1 of the Company’s Peremishlyansk property;
•	Complete the acquisition of Pari Ltd.;
•	Commence geological and research works on Rogan and Rakitnyansk properties;
•	Commence the construction of access roads and other infrastructure on the Company’s Chukvinsk property.

We believe that these key objectives were achieved during the nine months period of 2006. Our 2006 strategy for the Karaikozovsk field includes the completion and launch of Well #21. We also intend to conduct limited reservoir stimulation on Well #2 to increase the production. We will also focus on the exploration drilling on the Peremishlyansk field and construction of infrastructure on the Chukvinsk property.

In addition, we will continue the exploration activities on the Rogan and Rakitnyansk properties aiming to establish the optimal reservoir development scenarios.

Current Activities

During 2005 and six months of 2006, our production came primarily from Well #2 of Karaikozovsk block which produced at the average rate of around 105BOPD with only sporadic inflows from Well #3 which underwent continued repair and the pay interval stimulation throughout the first half of 2006. In the 3rd quarter of 2006 the production from Well#3 stabilized at the level of 35BOPD.

Esko-Pivnich, the Company’s wholly owned subsidiary is currently completing the drilling of Well #21 on Karaikozovsk block. Of the projected depth of 4810m (15,777ft) the Company drilled approximately 3800m (12,464ft) which represents approximately 79% of the projected depth. The Company plans to complete the drilling of the Well #21 in the fourth quarter of 2006. The drilling completion will be followed by the extensive testing of the well. We expect that the well may be launched into commercial production during the first half of 2007.

On March 20, 2006, Pari, Ltd., a wholly owned subsidiary of Sunrise Energy Resources, Inc., commenced the preparatory work to drill its first exploration well on the Peremishlyansk block which has possible gas reserves of approximately 420 BCF. The drilling contract has been signed with GP "ZakhidUkrGeologiya", a Ukrainian drilling contractor. The well is designed to be approximately 3700m (12,139 ft) deep. As of September 30, 2006, the Company has drilled approximately 1500m (4927ft) of Well #1 of the Peremishlyansk property which represents approximately 40% of its design depth.

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

Results of Operations

Oil and gas production and revenue

The crude oil balances as of September 30, 2006 and December 31, 2005 amounted to 3,251 and 533 Bbls, respectively.

During the nine months ended September 30, 2006 and 2005, Esko Pivnich produced 25,810 (2005: 32,984) barrels (“Bbls”) of crude oil and 20,462 (2005: 50,029) thousands of cubic feet (“MCFs”) of natural gas, respectively.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. During the nine months period ended September 30, 2006 and 2005, Esko Pivnich sold its internally produced 23,125 (2005: 33,748) Bbls of crude oil at the average prices of $56 (2005: $44) per barrel translating into net revenues from sales of internally produced oil of $1,305,351 (2005: $1,384,842). Also for the nine months ended September 30, 2006 and 2005 the Company sold 20,462 (2005: 50,029) MCFs of internally produced gas at average prices of $1.38 (2005: $0.89) per MCF translating into revenues of $28,318 (2005: $44,348).

Additionally during the nine months ended September 30, 2006 we sold 2,188 bbls of purchased crude oil at the average price of $54.87 per barrel translating into revenues of $120,174. Cost of sales amounted to $116,637.

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil and natural gas are sold at the pipeline measuring node and are subject or free of any transportation costs depending on the terms of specific customer agreements.

Exploration

An exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended September 30, 2006 and 2005 we incurred $161,742 and $236,210, respectively in exploration expenses. The Company expects significant exploration expense in 2007-2008 due to the new operating licenses obtained in 2004-2005, and significant investment obligations attached to them, based on the concluded license agreement with the Ministry of Resources of Ukraine (see above).

During the periods ended September 30, 2006 and 2005, the Exploration and Resource taxes, amounted to $282,827 and $340,257, respectively.

Other operating income for the period ended September 30, 2006 was mostly due to change in provision for doubtful accounts of $22,531 which resulted from the repayment of amount receivable from Vector NDI for office rent services prepaid by the company during 2004.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements. As at the date of this report no such costs were incurred.

Oil and gas production equipment and workover costs were the main contributor into the depreciation expense for the periods ended September 30, 2006 and 2005 in the total amounts of $229,899 and $206,648. The increase in the depreciation expense during the nine months period of 2006 as compared to the respective period of 2005 is primarily due to the launching of storage and separation facility as well as due to workover costs capitalized in the second half of 2005.

Sales, general and administrative expenses

Sales, general and administrative expenses for the periods ended September 30, 2006 increased to $543,887 from $508,769 for the period ended September 30, 2005 mainly due to the increase in payroll and related taxes of $202,419 (2005: $123,710), legal and audit services of $78,476 (2005: $30,952) and other professional services of $108,018 (2005: $72,514).
Interest income (expense)

Interest expense (net) for the periods ended September 30, 2006 and 2005, amounted to $182,379 and $99,602, respectively.

Interest expense for the period ended September 30, 2005 related primarily to the credit line facility obtained from AB Clearing House at 26% per annum. During the nine months ended September 30, 2006 the interest expense was primarily due to amounts received by the Company under a 10% convertible notes, as well as to a long term loan obtained from Zaccam Trading (a related party) at 3% and interest accrued on amounts received from former shareholders at weighted average LIBOR rate for the respective period.

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

Convertible Notes

Effective March 30 and June 6, 2006, Sunrise Energy Resources, Inc. executed two separate Convertible Note Subscription Agreements with Millington Solutions Limited to complete a $1.0 million and $2.0 million private placement financing in the form of 10% convertible notes and $1 million Subscription Agreement in the form of 6% convertible note. As of September 30, 2006, the Company has received several tranches aggregating to $917,200, which are covered by the $1.0 million Subscription Agreement effective March 30, 2006, a tranches totaling to $1,928,300 covered by the $2.0 million Subscription Agreement effective June 6, 2006 and $150,00 under the 6% Convertible notes covering $1 million Subscription Agreement. Each tranche will mature in 3 years of the receipt of funds. The interest will accrue at the rate of 10% and 6% per annum, depending on the terms of Agreement for each tranche on the unconverted amount and will be payable annually on each 12 month anniversary of each tranche until conversion or maturity. The Notes can be converted to the Company's Common stock at a conversion price of $2.20 for the 10% notes and 1.40 for the 6% notes at the holder's option, at any time until the maturity date of each tranche. For Notes converted between interest due dates, the interest will be accrued pro-rata and paid in the form of additional shares of the Company's Common stock. The number of such additional shares will be calculated at the same conversion price.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establish steady production of oil and gas in Ukraine. As at September 30, 2006, the Company had total current assets of $2,656,205 and total current liabilities of $3,113,974, respectively. As at September 30, 2006, the Company had cash balances of $10,625 and a working capital deficit of $457,769, respectively.

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

Cash (used in)/provided by operating activities during the periods ended September 30, 2006 and 2005 amounted to $(666,226) and $483,026, respectively. Significant cash outflow for the nine months of 2006, as compared to the respective period of 2005, was primarily caused by the increase in inventory balance of $402,165 (2005: $22,754), taxes receivable of $589,103 (2005: $29,645) as well as due to the reduction of accounts payable of $384,273 (2005: increase of $206,053). The above items overweighed the cash inflows that were mostly due to decrease in accounts receivable of $527,830 (2005: increase of $36,802) and increase in other accounts payable of $378,390 (2005: increase of $212,928).

During the nine months ended September 30, 2006 cash provided by financing activities in an amount of $3,592,649 was due to financing obtained under the convertible notes received in the amount of $2,995,500 and long term loan received in an amount of 1,112,000 (2005: $100,000), and mainly was used to finance construction workovers, as well as to repay short term loan payable to AB Clearing House resulting in cash outflow of $514,851. In addition, such amounts were partly used to service the negative cash flow from operations.

During the nine months ended September 30, 2006 and 2005, the Company invested in workovers a total amount of $2,922,497 and $623,919, respectively, which was financed by the above mentioned convertible notes and the long term loan. Cash inflow recorded on the acquisition of Pari amounted to $4,549.

Cash Requirements

The Company anticipates it will require approximately $6,700,000 in 2007 to implement its capital expenditure program for the properties covered by the licenses and for the drilling of Well #21 on the Karaikozovsk property and Well#1 on the Peremishlyansk property. The Company believes it will be able to raise these funds through equity, debt and convertible debt financing; however, there is no assurance that such funds will be raised and no certainty as to when such funds may be raised or on what terms.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $214,497 during the period ended September 30, 2006, and, as of September 30, 2006, the Company’s current liabilities exceeded its current assets by $457,769. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in its operations as a going concern:

o	The Company plans to continue to raise additional capital in the equity, debt and convertible debt markets as significant source of funding its development of the properties covered by the Licenses.

o	Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow.

o	Additional funding requirements may also be necessary before the Company is able to rely solely on the cash flow resulting from the production achieved on its licensed properties.

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

The prevailing exchange rates as at September 30, 2006 and December 31, 2005 were approximately 1 U.S. dollar to $5.0500 Ukrainian Hrivnas. For the periods ended September 30, 2006 and 2005, the average exchange rate for 1 U.S. dollar was $5.0500 and $5.1321Ukrainian Hrivnas, respectively.

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

Disclosure regarding Forward-Looking Statements

This quarterly Report contains forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). All statements, other than statements of historical fact, contained in this report are forward looking statements, including, without limitation, statements regarding the future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of or involving Sunrise or its subsidiaries. Sunrise Shareholders can identify many of these statements by looking for words such as “believe”, “expects”, “will”, “intends”, “projects”, “anticipates”, “estimates”, “continues” or similar words or the negative thereof. There can be no assurance that the plans, intentions or expectations upon which these forward looking statements are based will occur. Forward looking statements are subject to risks, uncertainties and assumptions, including those discussed elsewhere in this report. Although Sunrise believes that the plans, intentions and expectations represented in such forward looking statements are reasonable, there can be no assurance that such plans, intentions and expectations will prove to be correct. Some of the risks which could affect future results and could cause results to differ materially from those expressed in the forward looking statements contained herein include: risks inherent in the future prices for oil and natural gas, political and regulatory risks, risks inherent in currency exchange rates, risks inherent in the prices for services and government fiscal regimes and the risk that actual results will vary from the results forecasted and such variations may be material.

The information contained in this report, including the information set forth under “Risk Factors”, identifies additional factors that could affect the operating results and performance of Sunrise. We urge you to carefully consider those factors.

The forward looking statements contained herein are expressly qualified in their entirety by this cautionary statement. The forward looking statements included in this Report are made as at the date of this Quarterly Report and Sunrise undertakes no obligation to publicly update such forward looking statements to reflect new information, subsequent events or otherwise.

As used in this annual report, the terms “we”, “us”, “our”, “Company” and “Sunrise” means Sunrise Energy Resources, Inc. and its consolidated subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The above discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and its consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

Esko Pivnich

JSC Ukrneft, Okhtirkaneftegas - In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, with respect to the advance paid by the Company in 2002 in amount of $198,880 to complete certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after a number of hearings by courts of different circuits, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance to the Company without further delays. Despite this final ruling of the Supreme Court, as of November 13, 2006 the balance has not been paid. The Company plans to void PSA # 01-SD and to offset the amount due to it against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2006.

DP NAK Nedra Ukraini Poltavnaftogasgeologiya - In 2006 The Company sued Poltavneftegasgeologiya for expected profits in the amount of $474,053 resulting from a refusal of Poltavneftegasgeologiya to execute its obligations under the terms of PSA # 01-SD. The Court of Poltavskiy region has ruled in the Company’s favor and obliged Poltavneftegasgeologiya to pay the Company amount of $356,994. Poltavneftegasgeoligia has filed a appeal with inter-regional court of Kiev city. As of November 13, 2006, no new hearings took place and according to management’s estimates there is a high possibility of wining the case. Pending final resolution of this matter, the Company has not recorded this as income.

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

None

Item 5. Other Information

None

Item 6. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on September 11, 2006, and Schedule 14F-1 filed by the Company on January 6, 2005.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the nine months ended September 30, 2006

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005

Notes to the Consolidated Financial Statements for the periods ended September 30, 2006 and December 31, 2005

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

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: November 13 , 2006	Konstantin Tsirulnikov
President and Chief Executive Officer