Form 10KSB/A
period 2005-12-31
SUNRISE ENERGY RESOURCES INC
filed 2007-02-08
CIK 874792

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

SUNRISE ENERGY RESOURCES, INC.FORM
10-KSB

Part I.

Item 1.	Description of Business
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.

Part III.

Part IV.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Certifications

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

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

Exploration and Producing Licenses

During 2004 the Company received geological and exploration license agreements to develop the Karaikozovsk’s, Rogan and Rakitnyansk fields. Particular information with respect to each of these licenses is listed in the following table:

No.	Date issued	Period	Block	Location	Acreage (acres)	Activities
# 2489	Dated 2 July 2004	Valid for: 5 (five) years	Karaikozovsk Field Geographical coordinates: Northern latitude: 1.50000'50" 2.50002'10" 3.49057'10" 4.49057'00" Eastern longitude: 35001'40" 35010'30" 35013'00" 35006'20"	Administrative district: Kharkiv Administrative region: Krasnokutsk Reference location: 10 km south of Krasnokutsk	20,000	Geological Exploration Including commercial and investigative mining development of natural gas, crude oil
# 2581	Dated 18 October 2004	Valid for: 5 (five) years	Rogan Field Geographical coordinates: Northern latitude: 1. 49054’50” 2. 49053’30” 3. 49051’20” 4. 49053’30”. Eastern longitude: 36030’40” 36042’10” 36039’50” 36029’00”	Administrative district: Kharkiv Administrative region: Kharkiv, Chuguev reference location: 2 km west of Krasnokutsk	12,850	Geological exploration including commercial and investigative mining development of natural gas, crude oil
# 2507	Dated 22 October 2004	Valid for: 5 (five) years	Rakitnyansk Field Geographical coordinates: Northern latitude: 1. 49054’20” 2. 49052’50” 3. 49051’00” 4. 49053’10 Eastern longitude: 35048’50” 25056’00” 35056’00” 35047’00”	Administrative district: Kharkiv Administrative region: Novodolazk, Valkiv	7,900	Geological exploration including commercial and investigative mining development of natural gas, crude oil
773076 Series AA	Dated 28 October	November 5 2004 - November 5 2009
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

#775113 Series AA	Dated 28 October	October 28 2004 - October 2009	Construction activities
# 867363 Series AA	Dated 10 November	November 21 2004 - November 20 2009	Supplying of natural gas on an unregulated tariff basis

The following amounts of investments are required in accordance with the terms of the exploration licenses agreements:

License	Periods	Amount
Karaikozovsk	2005-2009	$4,241,584
Rakitnyansk	2005-2009	3,938,614
Rogan	2005-2009	2,922,772
Total		$11,102,970

As at December 31, 2005, the Company expended $999,220 all of which was related to Karaikozovsk license.

Productive Wells

As at December 31, 2005, the Company had the following number of productive wells and wells in progress.

Property	Karaikozovsk	Rogan	Rakitnyansk	Total

Gross Basis

Oil
Productive Wells	2	-	-	2
Wells in Progress	1	-	-	1

Gas
Productive Wells	2	-	-	2
Wells in Progress	1	-	-	1

Net basis

Oil
Productive Wells	1.6	-	-	1.6
Wells in Progress	0.8	-	-	0.8

Gas
Productive Wells	1.6	-	-	1.6
Wells in Progress	0.8	-	-	0.8

Note: In accordance with the production sharing agreementPSA # 35/970-SD dated August 19, 2004
Esko-Pivnich had 80% working interest in Karaikozovsk property.

Overview of Regional Geology

The Company’s most explored and developed reserve is located in the Karaikozovsk property. All of Sunrise’s activities in 2003 were concentrated in the first production sharing agreement covering the development and exploration of this filed and the license granted to EP in relation to this property. The Karaikozovsk field is located along the northern border of the Dnieper-Donetsk depression. The uplift was discovered in 1957-1958 and involved structural drilling and mapping of the area. Additional studying of the area continued by conducting geophysical work in 1963 which reflected horizons of Mesozoic, Permian, Upper Carboniferous, and in 1971 - by middle and Lower Carboniferous. Through the detailed seismic investigations conducted in 1972-1973, the uplift was prepared for exploration drilling, which began in 1976. In 1981 Well #2 was tasted on the Serpukhovian deposits (producing horizons S-5, S-5a at depths 4981-5196 m). These tests resulted in a flow rate of 75 cu.m/day, using 10mm choke. In 1982 the field was registered on the state balance.

The total number of wells drilled in the area included: 12 wildcats and prospecting wells of which two proved commercially viable. The rocks carbonate-terrigenous thickness was uncovered from Quaternary to Lower Carboniferous (Visean stage).

The tectonic breakthrough divides the deposit into two parts: Lyubivsk and Karaikozovsk.

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

Provided below is the analysis of the average selling prices and production costs during 2003-2005 period.

For the years Ended	12/31/2005	12/31/2004	12/31/2003

Production[1,2]
Oil, BBLS	31,411	n/a	22,694
Natural Gas, MCF	41,815	n/a	94,192
Barrels of Oil Equivalent, BOE [4]	38,380	n/a	38,393

Average sales price
Oil, $/BBL	42.00	22.42	19.65
Natural Gas, $/MCF	0.89	n/a	1.33

Average oil and natural gas cost of production, $/BOE [3]	27.68	n/a	16.27

[1]The Company did not have any production in 2004 while the sales in that year resulted from 12/31/2003 inventory.

[2]Calculated on the net production basis (net to the Company) based on 80% working interest in Karaikozovsk property.

[3]Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of field production personnel, insurance and ad valorem taxes.

[4]Natural gas is converted to oil equivalent at the rate of 6MCF of gas equaling 1 BOE.

Exploration

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During 2005 and 2004, we incurred $265,253 and $26,986, respectively in exploration expenses that were comprised of geological and research services of $122,099 (2004: $25,737) and extraction services rendered by third parties of $143,154 (2004: $1,249). The increase in 2005 as compared to 2004 was primarily due to the fact that the new license for Karaikozovsk property was issued only in July 2004.

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

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties will be calculated under the “units of production” method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements, once appropriate reserve report has been obtained in compliance with the SEC requirements. At the present time, capitalizable assets are being depreciated using the “straight line” method over the estimated useful lives of the above assets.

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

Cash Requirements

The Company anticipates it will require around $4,000,000 to implement its capital expenditure program for Karaikozovsk property including the completion of separators and new well drilling. The Company believes it will be able to raise these funds through equity and debt financing; however, there is no guarantee that such funds will be raised and no certainty as to when such funds may be raised.

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

As stated in footnote 27, the consolidated statement of changes in stockholder’s equity has been restated to give effect to the reverse acquisition on a proforma basis as of 2003 and the statement of cashflows for 2004 has been restated to reclassify transactions related to the reverse acquisition.

John A. Braden & Company, PC

Houston, Texas
March 27, 2006 except for note 27 which is as of January 23, 2007

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS (Restated)
(Expressed in US Dollars)

December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,419
Accounts receivable - related party	720,797
Other accounts receivable and prepayments	760,797
Other accounts receivable - related party	122,574
Inventories	159,266
Taxes receivable	185,736

Total current assets	1,952,589

NONCURRENT ASSETS
Property, plant and equipment, net	951,025
Long-term financial investments	1,980
Deferred tax asset	73,319

TOTAL ASSETS	$2,978,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$218,104
Accounts payable - related party	592,554
Taxes payable	905,731
Short term bank loans	514,851
Short term notes payable	19,598
Other accounts payable and accruals	414,577
Other accounts payable - related party	244,191
Prepayments for oil and gas	500,867
Interest payable	17,711
Profit interest payable	17,997

Total current liabilities	3,446,181

Long-term payable	745,247

Commitments and Contingencies (Note 23)	--

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,000,000 issued and outstanding	17,000
Additional Paid-in-Capital	(15,623)
Retained earnings (Accumulated deficit)	(1,181,700)
Accumulated other comprehensive income - foreign currency	(32,192)
Total stockholders' equity (deficit)	(1,212,515)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,978,913

SUNRISE ENERGY RESOURCES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)

	For the years ended December 31
	2005	2004
REVENUES
Produced oil & gas	$1,762,631	$196,891
Purchased oil & gas	127,849	-

	1,890,480	196,891
COST OF SALES	(127,561)	-

	1,762,919	196,891

Operating expenses	(1,010,008)	(182,870)
Depreciation expense	(318,109)	(256,528)
Other operating expenses	(83,933)	(310,643)
Sales, general and administrative expenses	(715,885)	(126,406)

OPERATING LOSS	(365,016)	(679,556)

OTHER INCOME (EXPENSE)
Interest income	484	80,328
Interest expense	(142,527)	(51,036)
Foreign exchange (loss) gain	(1,254)	321
Other expenses	(16,018)	(94)

(LOSS) INCOME BEFORE TAX	(524,331)	(650,037)

INCOME TAX	(62,464)	57,556

NET LOSS	$(586,795)	$(592,481)

Other comprehensive loss
Foreign currency translation loss	(32,192)	-

COMPREHENSIVE LOSS	(618,987)	(592,481)

BASIC LOSS (EARNINGS) PER SHARE	$(0.04)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,000,000	17,000,000

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)

	Common		Accumulated	Retained	Additional	Total
	Stock		Other	Earnings	Paid-in	Stockholder's
			Comprehensive		Capital	Equity
	Shares	Amount	(Loss)	(Accumulated		(Capital
				Deficit)		Deficit)

BALANCE, DECEMBER 31, 2002 (RESTATED)	10,479,900	$10,480	-	$535,507	$(9,103)	$536,884

Net (loss) for the year	-	-		(487,045)		(487,045)

BALANCE, DECEMBER 31, 2003 (RESTATED)	10,479,900	10,480	-	48,462	(9,103)	49,839

Common Stock of the accounting target outstanding on the reverse merger date (RESTATED)	6,520,100	6,520	-	-	(6,520)	-
Pre-acquisition deficit of Sunrise Energy Resources, Inc.	-	-	-	$(50,886)	-	(50,886)
Net (loss) for the year	-	-	-	(592,481)	-	(592,481)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	-	(594,905)	(15,623)	(593,528)

Net loss for the year	-	-	-	(586,795)	-	(586,795)
Comprehensive loss for the year	-	-	(32,192)	-	-	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	$17,000	$(32,192)	$(1,181,700)	(15,623)	$(1,212,515)

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(Expressed in US Dollars)

	For the years ended December 31
	2005	2004 (RESTATED)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(586,795)	$(592,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	318,109	256,528
Loss on disposal of fixed assets	27,199	18,541
Provision for doubtful accounts	58,542	4,910
Deferred tax (gain)	(56,101)	(57,669)
Net accrued interest	3,964	(5,022)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(70,892)	251,744
(Increase) in other accounts receivable and prepayments	(242,679)	(439,482)
(Increase) decrease in inventories	(123,235)	22,569
(Increase) decrease in taxes receivable	(61,700)	47,048
Increase (decrease) in accounts payable	204,466	(329,785)
Increase in taxes payable	149,947	260,893
Increase in other accounts payable and accruals	384,742	161,741
Increase in prepayments for oil and gas	416,049	84,818
Increase in profit interest payable	17,711	--
	439,327	(315,647)

CASH PROVIDED BY FINANCING ACTIVITIES:
Long term loans received	279,900	--
Short term loans received	--	489,974
	279,900	489,974

CASH USED IN INVESTING ACTIVITES:
Purchase of property, plant and equipment	(747,599)	(163,489)
Cash inflow on the acquisition of Sunrise Energy Resources Inc.	--	1,942
	(747,599)	(161,547)

EFFECT OF EXCHANGE RATE CHANGES	16,709	343

INCREASE (DECREASE) IN CASH:	(11,663)	13,123
CASH, at the beginning of the period	15,082	1,959

CASH, at the end of the period	3,419	$15,082

INCOME TAX PAID	$117,224	$113

INTEREST PAID	$123,157	$51,046

1.	NATURE OF BUSINESS

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

The Company has revenue from the sale of petroleum products produced from the properties for which the Company has production sharing agreements (Note 4 and Note 23) and from products purchased from third parties. At present, the Company has been unable to estimate the quantity of its proved reserves. We plan to estimate our proved reserves for Karaikozovsk property once we complete Well #21 of Karaikozovsk block.

Property, Plant and Equipment - As of the dates of the financial statements most assets capitalized are directly related to above ground storage, distribution and production facilities. The Company has adopted the policy of accounting for oil and gas properties using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when a well is determined non-productive. Other exploratory expenditures, including geological and geophysical costs are expensed as incurred. Depreciation, depletion and amortization of capitalized costs is calculated based on useful economic life of the resulting assets. Capitalized Lease/Concession acquisition costs are depreciated over the life of the related drilling rights.

Production and related overhead costs are expensed as incurred. Depreciation of assets not directly associated with oil production and certain workover costs on properties has been calculated on a straight-line basis over the economic lives of such assets, estimated to be in the following ranges:

Property and Equipment	2 years
Office Improvements	4 - 5 years
Computer Equipment	3 years

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

We assess unproved properties on an annual basis to determine whether they have been impaired. If we drill a dry well on a property and elect to abstain from further drilling on this property, the above property will be deemed impaired and we will recognize the impairment loss. Costs related to infrastructure are evaluated by the management based on continuing valuation and future benefit to the Company. If such assets are determined to have lost value, we will recognize impairment at the time.

As of December 31, 2005 and December 31, 2004 the Company had capitalized the following exploratory well costs that were pending the determination of proved reserves.

	2005	2004

Beginning balance at January 1	$116,031	$-

Additions to capitalized exploratory well costs pending the determination of proved reserves	137,220	116,031

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves

Ending balance at December 31	$253,250	$116,031

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of the drilling.

	2005	2004

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$137,220	$116,031

Capitalized exploratory well costs that have been capitalized for a period greater than one year	116,031

Balance at December 31	$253,250	$116,031

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	1	1

The above disclosures do not include the drilling costs of Well #21 of Karaikozovsk property that was not completed as at December 31, 2005. Well #2 and #3 are deemed to be part of the same project as the wells will be operated with shared infrastructure once Well #21 is completed, We intend to estimate the reserves of Karaikozovsk block upon completion of drilling of Well #21,

Leasing - Leases are classified as finance leases whenever the terms of the lease transfer substantially all the risk and rewards of ownership to the lessee. All other leases are classified as operating leases.

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

PSA # 01-SD dated April 26, 2000

In August 2000 the Company together with the state owned geological enterprise Poltavaneftegasgeologiya executed a production sharing agreement (“PSA”) to start exploration and development of Karaikozovsk field located in Krasnokutsk area of Kharkov region. Under the terms of PSA Poltavaneftegasgeologiya acted as the holder of the main geological and exploration licenses to develop Karaikozovsk field and the Company was a major investor, having contributed into the establishment of PSA approximately $596,188.

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

PSA # 35/970-SD dated August 19, 2004
The Company filed an application with the Ukrainian State Committee of Mineral Resources to continue the exploration and development of Karaikozovsk field and in July 2004 the Company obtained the main geological and exploration license for the period of 5 years.

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

27. RECONCILIATION OF CERTAIN PREVIOUSLY REPORTED AMOUNTS

The following schedules contain the reconciliation of the amounts reported in previous filings to restated amounts reported hereunder. The consolidated statement of changes in stockholder’s equity has been restated for 2003 and 2004 to reflect the proforma effect of the reverse acquisition which occurred in 2004. In addition, certain items on the consolidated statement of cashflows related to the reverse acquisition for 2004 have also been reclassified.

Consolidated Statement of cashflows	12/31/2005	12/31/2004

Cash provided by (used in) operating activities
As reported in 10-KSB/A filed on 11/7/2006	$439,327	$(262,819)
Adj.: Removal of Sunrise Energy Resources deficit less cash balance		(52,828)
As restated	$439,327	$(315,647)

Cash provided by financing activities
As reported in 10-KSB/A filed on 11/7/2006	$279,900	$491,916
Adj.: Reclassification of Sunrise Energy Resources cash balance		(1,942)
As restated	$279,900	$(489,974)

Cash used in investing activities
As reported in 10-KSB/A filed on 11/7/2006	$(747,599)	$(216,317)
Adj.: Removal of Sunrise Energy Resources deficit less cash balance		52,828
Adj.: Reclassification of Sunrise Energy Resources cash balance		1,942
As restated	$(747,599)	$(161,547)

The above adjustments to the cashflow statement were necessary to remove all non-cash items in conformity with SFAS 95.

28.	OIL AND GAS DISCLOSURES (UNAUDITED)

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

(C) Proved Oil and Gas Reserves.

At present, we have not been able to estimate the quantity of proved reserves within the meaning of Rule 4-10(a) of Regulation S-X. We plan to estimate our proved reserves for Karaikozovsk property once we complete Well #21 of Karaikozovsk block.

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

Name	Position	Age	Date elected or appointed
Konstantin Tsiryulnikov	CEO, Sunrise Energy Resources, Inc.	27	December - 2004

David A. Melman	Independent Director of Sunrise Energy Resources Inc	63	1997

Roman Livson	CFO, Sunrise Energy Resources, Inc.	35	2005

Leon Golden	Independent Director, Sunrise Energy Resources, Inc.	44	December - 2004

Abraham Bennun	Independent Director of Sunrise Energy Resources Inc	34	December - 2004

Vyacheslav Chuchminov	CEO, Esko Pivnich	47	June - 2002

Taras Burdeniy	CFO, Esko Pivnich	27	June - 2002

Mrs. Raissa Volodarskaya	Chief Accountant	57	April - 2002

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

During 2005, the Company paid subsidiary’s senior management nominal rates which are comparable with the basic salaries in Ukraine. No salaries were paid for the newly nominated management of Sunrise Energy Resources Inc. The Company estimates the fair value of the management compensation for 2005 to be not materially different from these accrued ones:

Name and principal position	Actual salary

Konstantin Tsirulnikov	$40,500
CEO of Sunrise Energy Resources, Inc.

Roman Livson	$26,000
CFO of Sunrise Energy Resources, Inc.

Leon Golden	Nominal subject to review
Independent Director, Sunrise Energy Resources, Inc.

Abraham Bennun	Nominal subject to review
Independent Director, Sunrise Energy Resources, Inc.

David A. Melman
Independent Director of Sunrise Energy Resources.Inc	$11,000

Vyacheslav Chuchminov	$2,000
CEO, Esko Pivnich

Taras Burdeniy	$2,000
CFO, Esko Pivnich

Raisa Volodarskaya	$3,000
Chief Accountant

Total	$84,500

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