Form 10QSB/A
period 2006-09-30
SUNRISE ENERGY RESOURCES INC
filed 2007-02-08
CIK 874792

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

This filing has been amended to include additional disclosures in response to an SEC comment letter dated December 6, 2006 and restatement of the 2003 and 2004 Statements of Stockholder’s Equity to properly reflect reverse acquitition accounting and to restate the cash flow statements to reclassify certain transactions as non cash and properly classify foreign currency translation gains of losses.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐;  No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-QSB

PART I.
SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	September 30, 2006	December 31, 2005
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$10,625	$3,419
Accounts receivable - related party	215,695	720,797
Other accounts receivable and prepayments	1,075,072	760,797
Other accounts receivable - related party	-	122,574
Inventories	561,436	159,266
Taxes receivable	793,377	185,736

Total current assets	2,656,205	1,952,589

NONCURRENT ASSETS
Property, plant and equipment, net	3,714,348	951,025
Lease/concession acquisition cost	175,035	-
Long-term financial investments	3,249	1,980
Deferred tax asset	87,480	73,319

TOTAL ASSETS	$6,636,317	$2,978,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$238,666	$218,104
Accounts payable - related party	187,719	592,554
Taxes payable	1,004,361	905,731
Short term bank loans	-	514,851
Short term notes payable	19,598	19,598
Other accounts payable and accruals	945,987	414,577
Other accounts payable - related party	300,391	244,191
Prepayments for oil and gas	284,112	500,867
Interest payable	115,143	17,711
Profit interest payable	17,997	17,997

Total current liabilities	3,113,974	3,446,181

Long term notes payable	3,460,847	465,347
Long-term payable to related party	1,391,900	279,900

Commitments and Contingencies (Note 24)	-	-

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,161,014 and 17,000,000 issued and outstanding as of September 30, 2006 and December 31, 2005	17,161	17,000
Additional Paid in Capital	80,824	15,623
Retained earnings (Accumulated deficit)	(1,396,197)	(1,181,700)
Accumulated other comprehensive (loss) - foreign currency	(32,192)	(32,192)
Total stockholders' equity (deficit)	(1,330,404)	(1,212,515)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,636,317	$2,978,913

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

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Restated)
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common		Additional	Retained	Accumulated	Total
	Stock		Paid-in	Earnings	Other	Stockholder's
			Capital		Comprehensive	Equity
	Shares	Amount		(Accumulated Deficit)	(Loss)	(Capital Deficit)

BALANCE, DECEMBER 31, 2003 (Restated)	10,479,900	$10,480	$(9,103)	$48,462	-	$49,839

Common Stock of the accounting target outstanding on the reverse merger date (Restated)	6,520,100	6,520	(6,520)	--	-	-
Pre acquisition deficit of Sunrise Energy Resources, Inc.	-	-		(50,886)-	-	(50,886)
Net (loss) for the year	-	-	-	(592,481)	-	(592,481)
-
BALANCE, DECEMBER 31, 2004 (Restated)	17,000,000	17,000	(15,623)	(594,905)	-	(593,528)

Net (loss for the year)	-	-	-	(586,795)	-	(586,795)
Other Comprehensive loss for the year	-	-	-	-	$(32,192)	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	17,000	(15,623)	(1,181,700)	(32,192)	(1,212,515)

Common Stock, $0.001 par value, 161,014 issued in connection with
Pari acquisition	161,014	161	96,447	-	-	96,608
Net loss for the nine months	-	-	-	(214,497)	-	(214,497)

BALANCE, SEPTEMBER 30, 2006	17,161,014	$17,161	$80,824	$(1,396,197)	$(32,192)	$(1,330,404)

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

Current Activities

During 2005 and nine months of 2006, our production came primarily from Well #2 of Karaikozovsk block which produced at the average rate of around 105BOPD with only sporadic inflows from Well #3 which underwent continued repair and the pay interval stimulation throughout the first half of 2006. In the 3rd quarter of 2006 the production from Well#3 stabilized at the level of 35BOPD.

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

On March 20, 2006, Pari, Ltd., a wholly owned subsidiary of Sunrise Energy Resources, Inc., commenced the preparatory work to drill its first exploration well on the Peremishlyansk block. The drilling contract has been signed with GP "ZakhidUkrGeologiya", a Ukrainian drilling contractor. The well is designed to be approximately 3700m (12,139 ft) deep. As of September 30, 2006, the Company has drilled approximately 1500m (4927ft) of Well #1 of the Peremishlyansk property which represents approximately 40% of its design depth.

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

On September 7, 2006, The Company and Dutchess entered into an Agreement whereby the Company will, pursuant to the terms and conditions of the Agreement have access to $20,000,000 equity line of credit. As part of the Agreement the Company is obligated to register shares of common stock to have in reserve for issuance pursuant to the Registration Rights Agreement entered into as part of this transaction. No assurance can be given as to if and when the Company’s Registration Statement for the above shares filed with the Securities and Exchange Commission will be effective. If we are unable to timely register the above shares we will not receive the funds under the above equity line of credit which may cause us to curtail or altogether suspend our capital expenditure program. This may, in turn, have material adverse effect on our production activities.

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

The Company’s principal executive officers and principal financial officer have concluded that there were no changes in the Company’s internal controls or in other factors that could significantly affect these controls as of the end of the period covered by this report based on such evaluation, and that there was no significant deficiencies or material weaknesses in the Company’s internal controls.

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

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: February 6, 2007	Konstantin Tsirulnikov
President and Chief Executive Officer