Form 10KSB
period 2006-12-31
SUNRISE ENERGY RESOURCES INC
filed 2007-04-02
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2006

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

State issuer’s revenues for its most recent fiscal year: $1,874,207

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 27, 2007 within past 60 days: $15,616,510.

As of March 27, 2007, the Registrant had 17,179,353 shares of common stock issued and outstanding, or committed for issuance..

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

SUNRISE ENERGY RESOURCES, INC.FORM
10-KSB

Part I.

Item 1.	Description of Business
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.

Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements and Supplementary Data
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a.	Controls and Procedures

Part III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Item 12.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV.

Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

COMPANY OVERVIEW

Sunrise Energy Resources, Inc. (“Sunrise” or the “Company”) was incorporated in the State of Delaware on April 1 1991. We are engaged in the development and production of oil and gas properties. Our business activities are primarily conducted in Ukraine and we have 8 properties including 3 in Eastern Ukraine and 5 in Western Ukraine. One property out of eight is currently producing. The producing Karaikozovsk block is located in Kharkov Region, Eastern Urkaine. Our activities on the Karaikozovsk block are governed by License number 2489 issued by the Ukrainian State Licensing Agency, on July 2, 2004 for a period of 5 years, which is further subject to the fulfillment of the license agreement investment terms. In addition to the above mentioned license, in 2004 we were granted License Number 2581 and License Number 2507 for the exploration and development of the Rogan and Rakitnyansk blocks for a period of 5 years.  During 2006 our production was limited to Karaikozovsk field where we also drilled Well #21 in order to ramp up production and delineate the reservoir.

All of the operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned subsidiaries: TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich”), a Ukrainian Closed Joint Stock Company (CJSC) established on January 20, 2000 and Pari, Ltd. Organized under the laws of Ukraine. The primary business activities of Esko Pivnich are oil and gas exploration, production and distribution in the country of Ukraine.  On October 4, 2004 Sunrise Energy Resources Inc. and certain stockholders of Sunrise Energy Resources Inc. entered into a Stock Purchase Agreement and Plan of Reorganization with the shareholders of Esko Pivnich (the “Agreement”). Pursuant to the Agreement, Sunrise Energy Resources Inc. has acquired all of the outstanding common stock of Esko Pivnich, an oil and gas production and development company incorporated and operating in Ukraine. In addition, certain stockholders of Sunrise Energy Resources Inc.  sold 5.0 million shares to shareholders of Esko Pivnich (“EP Shareholders”), and the Company also issued 10,479,900 shares to certain EP Shareholders. As a result of the transaction, Esko Pivnich became a wholly-owned subsidiary of Sunrise.

On or about January 31, 2005, NevWest Securities Corp has filed with the NASD Form 15c-211 and related information on behalf of the Company to act as a market maker for the Company’s securities. On or about May 23, 2005, Company’s common shares were approved for trading on the OTCBB under the symbol SEYR.

As of December 31, 2005, EP’s proved reserves were not quantified in accordance with Rule 4-10(a) of Regulation S-X. During 2007, Sunrise plans to engage an internationally recognized petroleum engineering firm to perform an independent valuation of the reserves in accordance with the above mentioned SEC guidelines.

On January 20, 2006, Sunrise Energy Resources, Inc. executed a share purchase agreement with the shareholders of Pari, Ltd, a Ukrainian limited liability company holding exploration licenses for Niklovitsk, Peremyshlyansk, Chukvinsk, Pilipovsk and Sheremetyevsk exploration blocks in the Western Ukraine. The board of directors of Sunrise Energy Resources, Inc. approved the transaction on February 9, 2006. At the time of Pari acquisition, the latter did not have any proved reserves as defined in Rule 4-10(a) of Regulation S-X.

Availability of Reports

Sunrise’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (a) of the Securities Act of 1934 are available from the Securities and Exchange Commission and can be found on the SEC’s website at www.sec.gov and at the Company’s website www.sunriseenergy.us.

Strategy

We intend to increase our reserves, production and cash flow through (a) the acquisition and development of oil and gas properties (b) exploring for new reserves on the existing properties; and (c) optimizing production and value from the existing reserve base.

To meet these objectives, we plan to increase production of the Karaikozovsk’s property following the completion of Well #21 and possible transfer of Well #3 to the gas horizon. In addition, we plan to revitalize Well #1 of Rakitnyansk block and drill an exploration Well #2 of Rakitnyansk block. On the Rogan block we plan to drill an exploration well. We plan to complete the exploration Well #1 on our Peremyshlyansk property and commence exploration of our other fields in Western Ukraine.

Drilling Activity

During 2006, we carried out the necessary repairs and workovers on Wells #3 of Karaikozovsk’s block and resumed production from the well.  Further, in February 2007 the Company сompleted drilling Well #21 of Karaikozovsk property. The Company is currently drilling an exploration Well #1 of Peremyshlyansk block in Western Ukraine. The anticipated completion costs of around US$3 million are expected to be financed out of the operating cashflow, vendor loans and bank loans.

Customers

During 2006 and 2005 the Company produced approximately 37MBBLS and 39 MBBLS of crude oil net to the Company, respectively. In addition, the Company produced 27 MMCF of natural gas in 2006 and 59 MMCF in 2005. The produced oil & gas were separated and treated to commercial grade at the Company’s on-site separation and storage facility. Our sales during 2006 and 2005 were mostly to independent oil & gas traders.

Competition

The oil & gas industry is highly competitive, and our future plans can be adversely affected by competition from larger and more established oil & gas companies. We compete for reserve acquisitions, exploration licenses, concessions and marketing agreements against companies with financial resources that may significantly exceed ours.

The Ukrainian government may take broad actions to overhaul the current oil & gas regulations, which could allow the entry into the market of additional oil & gas companies, thus increasing the current competition and changing the business climate. However, these changes would also allow the Company to further develop its current properties as well as apply for additional licenses, while using our advantages of operating experience, distribution channels and qualified personnel to further advance our plans.

Government Regulation

Our operations are subject to various levels of governmental controls and regulations in the United States and in Ukraine.  We attempt to comply with all legal requirements in the conduct of our operations and employ business practices that we consider to be prudent under the circumstances in which we operate.  It is not possible for us to separately calculate the costs of compliance with environmental and other governmental regulation as compliance expense is included in cost of operations.

In Ukraine legislation affecting the oil and gas industry is under constant review, and may be amended to address industry trends and governmental objectives.  Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations that affect the oil and gas industry, some of which carry substantial penalties for failure to comply.  These laws and regulations can have a significant impact on the industry by increasing the cost of doing business and, consequently, can adversely affect our profitability.  Inasmuch as new legislation affecting the industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

Regulations Governing Ukrainian Companies

Our operating subsidiaries Esko Pivnich and Pari were organized in the form of a Closed Joint Stock Companies (“CJSC”). A Ukrainian CJSC is a limited liability legal entity similar to a corporation formed under US law. Shareholders in a Ukrainian joint stock companies are generally not liable for debts and obligations of the company. In limited liability companies, any transfer of shares by a shareholder to a third party is subject to the pre-emptive right of the other shareholders to acquire such shares at the price offered to a third party.

Under Ukrainian law, most corporate decisions are adopted by a simple majority. Resolutions concerning amendment of the company’s charter, reorganizations (including mergers and/or acquisitions), liquidation, increase in authorized shares, and certain other “significant” transactions require the approval of the shareholders holding two thirds of the outstanding shares.

A Ukrainian limited liability company has no obligation to pay dividends to the holders of common shares. Any dividends paid to the shareholders must be recommended by the board of directors and subsequently approved by a majority vote of shareholders. If approved, dividends may be paid on a quarterly basis.

Regulations Governing Ukrainian Production Sharing Agreements

Production Sharing Agreements (PSA) in Ukraine are concluded between the State-owned company Ukrnafta or its regional subsidiary and an investor (normally an exploration and production company). According to standard PSA terms the State assigns to the investor the right to explore and extract mineral resources in the designated subsoil area(s) and to perform the exploration program set forth in the agreement for a specified period of time. In return, the investor undertakes to perform the assigned works at its own cost and risk, with further compensation of the costs and receipt of payment (remuneration) in the form of a portion of the PSA profit.

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

Taxation in Ukraine

As Ukrainian tax resident entities, Esko Pivnich and Pari are subject to all applicable Ukrainian taxes, many of which currently impose a significant burden on our profits. The most significant Ukrainian taxes and duties affecting Esko Pivnich and Pari include:

1.  20% value added tax (“VAT”), applicable only to domestic sales and all purchases. Exports denominated in foreign currency are not subject to VAT if denominated in foreign currency. VAT paid on purchases may be offset against the VAT received from customers. The net VAT is payable to the government.

2.  25% income tax which includes 6% federal income tax, 17% regional income tax and 2% local income tax;

3.  Withholding tax on dividends payable to Sunrise Energy Resources Inc as the overseas shareholder of Esko Pivnich and Pari. The tax must be withheld by Esko Pivnich and Pari at source from any dividend distributed to Sunrise Energy Resources Inc. The current rate of withholding tax on dividends payable to corporate foreign shareholders is 15%. However, such dividends are subject to and must be made in accordance with regulations contained in the United States – Ukraine tax treaty which limits the tax on dividends payable to Sunrise to 5% (as long as Sunrise holds more than a 10% interest in Esko Pivnich);

4.  Our wholly owned subsidiaries are subject to the following payroll related taxes and contributions: Statutory Pension Fund Contribution, Social Insurance Fund Contribution, Unemployment Fund Contribution, and Emergency Insurance Fund Contribution. The current rates applicable to the above contributions to various state funds in 2006 are set out below:

Name	% rate charged on net payroll and payable by the Company	% rate charged on gross payroll and payable by the employee
Statutory Pension Fund	32.3%	2.0%
Social Insurance Fund	2.90%	1.0%
Unemployment Fund	1.60%	0.5%
Emergency Insurance Fund	2.62%	0.5%
Personal Income Tax	--	13.0%
Total payable	39.42%	17.0%

The same rates are projected in 2007.

5.  At present, three main taxes are levied on extracted oil and gas in Ukraine. While the rates and computation technique underwent certain changes during 2002-2006, the applicable rates during 2006 were as follows:

Name	Rate per 1 Bbl accrued on the total produced OIL	Rate per 1 MCF accrued on the total produced GAS
Exploration Tax	$15.0	$0.02
Mineral Resource Tax	$0.67	$0.05
Mineral Usage Tax	$0.27	$0.01
Total	$15.94	$0.08

The Ukrainian tax system is undergoing a major review. New tax laws, including those applicable to value-added tax and income tax, were introduced and/or reviewed in the last four years. The cost of legal and accounting advice attributable to keeping up with changes in the Ukrainian tax laws has been steadily increasing. Similarly, penalties for violations, even inadvertent ones, have also gradually increased over the above-mentioned period. These and other regulations could materially increase our production costs and have a material adverse effect on our profitability.

Offices and Employees

The headquarters of Sunrise Energy Resource, Inc. are located in New York City at 551 Fifth Avenue, Suite 2020, New York, NY 10017. EP’s offices in Ukraine are located at the following address: 10a Ryleeva St., Kiev, Ukraine. The Company currently has 46 full time employees, the majority of which are located in Ukraine.

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

Technical Risk

Return on investment is dependent upon successful oil and gas production from EP’s projects. Sunrise may experience a revenue reduction due to overestimation of reserves and oil or gas production profiles or higher capital costs or operating costs. However, the opposite may occur if reserves or production profiles are underestimated or if the costs are less than forecast. Sunrise may also suffer reduced revenues because of product transportation difficulties, or project delays, neither of which can be foreseen. The reserve data set forth in this Annual Report, including the Statement of Reserves, is believed to represent only the most reliable estimates currently available. Estimation of reserves is inherently inexact and the accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, judgment, production projections, maintenance and development capital, and other uncertainties inherent in estimating quantities of recoverable oil and gas. Thus, there can be no guarantee that estimates of the quantities of oil and gas disclosed in the Statement of Reserves will be produced.

Market risk

In the event of successful development of additional oil and gas reserves, the marketing of Sunrise’s production of oil and gas from such reserves may be dependent on market fluctuations and the availability of processing and refining facilities and transportation infrastructure, including access to shipping facilities, pipelines and pipeline capacity at economically viable tariffs over which Sunrise may have limited or no control. Pipelines may be inadequately maintained and subject to capacity constraints and tariffs may be increased with little or no notice and without taking into account producer concerns. In addition, EP’s ability to export oil and gas may depend on obtaining licenses and quotas, the granting of which may be at the discretion of the relevant regulatory authorities. There may be delays in obtaining such export licenses and quotas leading to the income receivable by Sunrise from the export of oil and gas being adversely affected

We may require significant time to achieve positive cash flow from operations. Until such time we will rely almost exclusively on external equity and debt financing to service our working capital and capital expenditure requirements including but not limited to approximately $5 million that will need to be raised in 2007 to meet the workover costs and new well drilling. The Company raised approximately $3 million in convertible note financing in 2006. In addition, the Company raised approximately $2.5 million against a promissory note issued by the Company, approximately $550,000 in convertible notes financing and approximately $17,000 in private placements of our stock during first quarter of 2007.

Reliance on strategic relationships

In conducting its business, Sunrise will rely on continuing existing strategic relationships and forming new ones with other entities in the oil and gas industry, such as joint venture partners, production sharing agreement partners and certain regulatory and governmental departments. There can be no assurance that our existing relationships will continue to be maintained or that new ones will be successfully formed. Sunrise’s existing assets in Ukraine are subject to agreements with Ukrnafta such as the Production Sharing Agreement for the Karaikozovsk field.

Well Concentration

Our production comes from its interests in a very small number of oil and gas producing wells. In accordance with the Company’s development plans for the Karaikozovsk field, well concentration is expected to reduce significantly in 2007 and thereafter. Because our production is confined to a relatively small number of wells, the loss or long-term disabling of any single well could have a material adverse affect on Sunrise’s overall production.

Competition

A number of other oil and gas companies operate, and are allowed to bid for exploration and production licenses and other interests, in Ukraine and other countries in which Sunrise may operate in the future, thereby providing competition to the Company. Larger companies, in particular, may have access to greater resources than Sunrise which may give them a competitive advantage.

Prices for oil and gas

The demand for, and price of, oil and gas is highly dependent on a variety of factors, including international supply and demand, the level of consumer demand, weather conditions, the price and availability of alternative fuels, actions taken by governments and international cartels, and global economic and political developments. International oil prices have fluctuated widely in recent years and may continue to fluctuate significantly in the future. The Company believes it may benefit significantly due to the recent developments in the Ukrainian market for gas. In addition, and although not foreseen, the Ukrainian government may oblige domestic producers to sell oil or gas to  the state or domestic purchasers at prices well below international levels for indeterminate periods of time.

Currency Exchange Risk

Domestic sales of oil and gas in Ukraine are denominated in local currency (Hryvnia). The US$: Hryvnia exchange rate may move adversely to affect our revenues expressed in US dollars. In addition, there can be no assurance that the Ukrainian authorities may not introduce price stabilization mechanisms which adversely affect oil and gas prices in US dollar terms. While many of Sunrise’s financial obligations are denominated in United States dollars, a number of foreign currency effects may arise from exchange rate movements. Sunrise does not hedge its exposure to UAH/USD exchange rate risk.

Economic and political risk

Sunrise’s operations are confined to Ukraine where there may be a number of associated risks that maybe outside of the Company’s control. These risks may include contract renegotiation, contract cancellation, economic, social, or political instability or change, hyperinflation, currency non-convertibility or instability and changes of laws affecting foreign ownership, government participation, taxation, working conditions, rates of exchange, exchange control, exploration licensing and petroleum export licensing and export duties as well as government control over domestic oil and gas pricing.

Legal systems

Ukraine and other jurisdictions in which Sunrise might operate in the future may have less developed legal systems than more established economies which could result in risks such as (i) effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or in an ownership dispute, being more difficult to obtain; (ii) a higher degree of discretion on the part of governmental authorities; (iii) the lack of judicial or administrative guidance on interpreting applicable rules and regulations; (iv) inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; or (v) relative inexperience of the judiciary and courts in such matters. In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to Sunrise’s licenses and agreements for business. These may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. There can be no assurance that joint ventures, licenses, license applications or other legal arrangements will not be adversely affected by the actions of government authorities or others and the effectiveness of and enforcement of such arrangements in these jurisdictions cannot be assured.

Drilling and operating risks

Exploration, development and production activities may be delayed or adversely affected by factors outside Sunrise’s controls. These include adverse climatic conditions, the performance of joint venture or farm-in partners on whom EP may be or may become reliant, compliance with governmental requirements, shortage or delays in installing and commissioning plant and equipment or import or customs delays. Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support which result in failure to achieve expected target dates for exploration or production and/or result in a requirement for greater expenditure. Drilling may involve unprofitable efforts, not only with respect to dry holes and non-commercial wells, which are wells that, though yielding some oil or gas, are not sufficiently productive to justify commercial development or cover operating and other costs. Completion of a well does not ensure a profit on the investment or recovery of drilling, completion and operating costs. Substantial operational risks are involved in the drilling for, development of and production from oil and gas fields, including blow-outs, cratering, explosions, pollution, seepage or leaks, fire, earthquake activity, unusual or unexpected geological conditions and other hazards which may delay, or ultimately prevent, the exploitation of such fields or may result in cost overruns or substantial losses to Sunrise due to substantial environmental pollution or damage, personal injury or loss of life, clean up responsibilities, regulatory investigation and penalties or suspension of operations. Such hazards can also severely damage or destroy equipment, surrounding areas or property of third parties. Damage or loss occurring as a result of such risks may give rise to claims against EP, Pari and/or Sunrise.

Environmental Regulation

The Government of Ukraine, the Ministry of Natural Resources, and other competent agencies establish special rules, restrictions and standards for enterprises conducting activities affecting the Ukrainian environment. A principle of Ukrainian environmental law is that any environmental damage caused by an unlawful activity (i.e. activity conducted in violation of existing standards and restrictions) must be fully compensated. As far as Sunrise is aware, the operations at the currently producing Karaikozovsk field have been conducted by Ukrnafta’s subsidiary companies under the PSA, in compliance with all applicable Ukrainian environmental rules, regulations and legislation. Furthermore, Sunrise is not aware of any claims, demands, proceedings or other actions against Sunrise EP or Pari in respect of environmental matters.

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

Dependence on Key Personnel

Sunrise is dependent on the services of certain key executives and personnel for its success. While Sunrise may enter into employment contracts with those persons, the retention of their services cannot be guaranteed. In addition, EP and Pari may find it difficult to recruit new executives and employees. The business may suffer if Sunrise fails to attract, hire or retain the necessary personnel or to retain existing employees.

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

ITEM  2. DESCRIPTION OF PROPERTY

Our facilities consist of offices in New York City and Kiev, Ukraine, as well as some production properties on the territory of Ukraine. Our executive office in New York is located at 551 Fifth Avenue, Suite 2020, New York, NY 10017, and consists of office space obtained under a sub-lease arrangement with Thor Capital, LLC. We are in the process of locating a long-term lease to accommodate our offices and personnel in New York.

Company’s offices in Ukraine are located at 10a Ryleeva Street Kiev, Ukraine. In addition, the Company’s subsidiary owns Well #21 drilled on Karaikozovsk property, oil storage bunkers, workers accommodation huts, motor vehicles and supporting infrastructure and rents oil rigs.

Petroleum industry in Ukraine

Domestic Ukrainian extraction represents 21% – 24% (or 18 billion cu m) of demand for natural gas and 10% — 12% (or 4 million ton) of demand for crude oil. The supply-demand gap is addressed by imports. The imports mainly come from the neighboring Russia as well as from Kazakhstan and Turkmenistan who also transship their oil & gas via the Ukrainian territory.

With its extensive network of oil and natural gas pipelines, Ukraine is a key transit state for Russian oil and natural gas exports bound for Eastern and Western Europe. The continued increase in oil and natural gas production in Russia and in the Caspian Sea region should enable Ukraine to capture additional transit business from these regions. Ukraine may also capture additional oil transit revenues by using the recently completed Odessa-Brody pipeline.

At present, Ukraine’s annual demand stands at around 70 billion cubic meters of natural gas and 32-34 million tons of crude oil. Average annual oil and gas production amounts to 18 billion cubic meters of natural gas and 4 million tons of crude oil. This internal demand stimulates domestic production in an effort to substitute imports that primarily come from Russia and Turkmenistan.

There are three petroliferous provinces in Ukraine. They are located in the West (the Carpathian region), in the east (the Dnipro-Donetsk region), and in the south (the Black Sea and the Crimea region). According to various estimates, Ukraine’s hydrocarbons resources may amount to approximately 7-8 billion tons (approximately 50 billion BOE). Ukraine counts at least 300 potentially economically viable oil and gas fields, of which around 200 have been developed.

Exploration and Producing Licenses

During 2004 the Company received geological and exploration license agreements to develop the Karaikozovsk’s, Rogan and Rakitnyansk fields. Particular information with respect to each of these licenses is listed in the following table:

No.	Date issued	Period	Block	Location	Acreage (acres)	Activities
# 2489	Dated 2 July 2004	Valid for: 5 (five) years	Karaikozovsk Field Geographical coordinates: Northern latitude: 1.50000'50" 2.50002'10" 3.49057'10" 4.49057'00" Eastern longitude: 35001'40" 35010'30" 35013'00" 35006'20"	Administrative district: Kharkiv Administrative region: Krasnokutsk Reference location:10 km south of Krasnokutsk	20,000	Geological Exploration and development of natural gas, crude oil
# 2581	Dated 18 October 2004	Valid for: 5 (five) years	Rogan Field Geographical coordinates: Northern latitude: 1. 49054’50” 2. 49053’30” 3. 49051’20” 4. 49053’30”. Eastern longitude: 36030’40” 36042’10” 36039’50” 36029’00”	Administrative district: Kharkiv Administrative region: Kharkiv, Chuguev reference location: 2 km west of Krasnokutsk	12,850	Geological Exploration and development of natural gas, crude oil
# 2507	Dated 22 October 2004	Valid for: 5 (five) years	Rakitnyansk Field Geographical coordinates: Northern latitude: 1.49054’20” 2.49052’50” 3.49051’00” 4.49053’10 Eastern longitude: 35048’50” 25056’00” 35056’00” 35047’00”	Administrative district: Kharkiv Administrative region: Novodolazk, Valkiv	7,900	Geological Exploration and development of natural gas, crude oil
773076 Series AA	Dated 28 October	November 5 2004 – November 5 2009
Type of activity: prospecting (exploring) for natural resources geological support of geo-exploration works.Drilling of wells for prospecting (exploration) purposes of oil and natural gas. Assembly and disassembly of drilling equipment for purposes of prospecting (exploring) of oil and gas.Exploration and commercial development of oil and gas deposits cementing of stabilizing columns, major repairs, conservation and plugging of oil and gas wells.

#775113 Series AA	Dated 28 October	October 28 2004 – October 2009	Construction activities
# 867363 Series AA	Dated 10 November	November 21 2004 – November 20 2009	Supplying of natural gas on an unregulated tariff basis

Esko Pivnich - During 2004 EP received geological and exploration license agreements to develop the Karaikozovsk, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

	Period	Amount

Rogan block	2005-2009	$2,922,772
Rakitnyansk block	2005-2009	3,938,614
Karaikozovsk block	2005-2009	4,241,584
Total		$11,102,970

Pari - During 2004 Pari received geological and exploration license agreements to develop the Peremishlyansk, Chukvinsk, Scheremetivsk, Niklovitsks and Pilipivsk fields. The following amounts of investments are to be incurred under the terms of those agreements:

	Period	Amount

Peremishlyansk block	2004-2009	$2,336,634
Chukvinsk block	2004-2009	1,544,554
Scheremetivsk block	2004-2009	712,872
Niklovitsks block	2004-2009	594,059
Pilipivsk block	2004-2009	475,248
Total		$5,663,367

As at December 31, 2006, the Company invested $4,208,000 into Karaikozovsk block,  $279,000 into Rakitanyask block, $36,000 into Rogan license and $2,335,000 into Peremyshlyansk block.

Productive Wells

As at December 31, 2006, the Company had the following number of productive wells and wells in progress.

Property	Karaikozovsk	Rogan	Rakitnyansk	Peremysh-	Total
				lyansk
Gross Basis

Oil
Productive Wells	2	-	-	-	2
Wells in Progress	1	-	-	-	1

Gas
Productive Wells	2	-	-	-	2
Wells in Progress	1	-	-	1	2

Net basis

Oil
Productive Wells	1.6	-	-	-	1.6
Wells in Progress	1	-	-	-	1

Gas
Productive Wells	1.6	-	-	-	1.6
Wells in Progress	1	-	-	1	2

Note: In accordance with the production sharing agreementPSA # 35/970-SD dated August 19, 2004 Esko-Pivnich has 80% working interest in Karaikozovsk property.

Overview of Regional Geology

The Company’s most explored and developed reserves are currently located in the Karaikozovsk block. All of Sunrise’s activities during 2003 were conducted under Production Sharing Agreement #1 covering the development and exploration of Karaikozovsk block and under the license granted to EP for the above property. The Karaikozovsk field is located along the northern border of the Dnieper-Donetsk depression. The uplift was discovered in 1957-1958 when the exploration drilling and mapping of the area was conducted. Additional geophysical studies of the area were conducted in 1963 which covered Mesozoic, Permian and Upper Carboniferous horizons while in 1971 Middle and Lower Carboniferous horizons were explored. As a result of the detailed seismic studies conducted in 1972-1973, the area was prepared for exploration drilling, which began in 1976. In 1981 Well #2 was drilled and tested on the Serpukhovian deposits at the producing horizons of S-5, S-5a at the depth interval of 4981-5196 m (approximately 16,400 ft). These tests resulted in a flow rate of 75 cu.m/day (approximately 430 barrels per day), using 10mm choke. In 1982 the field was registered on the state balance.

The total number of wells drilled in the area included: 12 wildcats and prospecting wells of which two proved commercially viable. The rocks carbonate-terrigenous thickness was uncovered from Quaternary to Lower Carboniferous (Visean stage).

The tectonic fault divides the property into two blocks: Karaikozovsk and Lubivsk block.

Proved reserves

The Company does not currently have any proved reserves that can be quantified within the meaning of Regulation S-X of the Securites and Exchange Commission. The Company plans to estimate its proved reserves of Karaikozovsk block following the completion of Well #21 that is scheduled for completion in early 2007.

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

JSC Ukrneft, Okhtyrkaneftegaz

In 2003 the Company initiated legal proceedings against JSC Ukrneft, Okhtyrkaneftegaz, with respect to certain advance payments made by EP in 2002, which totaled $198,880. The payments were made in order to complete certain construction work under the terms of the PSA # 01-SD, dated April 26, 2000 (see: Notes 4 and 6 of the Consolidated Financial Statements). In April 2004 after the conclusion of legal proceedings in courts of first and appellate levels, the Supreme Court of Ukraine ordered Okhtyrkaneftegaz to pay the outstanding balance without further delays. As of March 27, 2007 the balance had not been paid.Upon termination of PSA # 01-SD the Company plans to offset this amount against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2006.

Taxes

During 2004 the Company was examined by the State Tax Authority of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $598,324 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full (See Notes 13 and 22 of the Consolidated Financial Statements). “Esko-Pivnich” appealed against the decision and won the appellate hearing, however, the tax administration filed a counter appeal with the Supreme Civil Court of Kiev. The Supreme Civil Court had referred the matter back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation. To date the Company has not received any further correspondence on this matter. In addition, a legal precedent was established in early 2007 where another Ukrainian oil&gas producer prevailed in a similar case.

Since the initial appeal was ruled in favor of the Company, no correspondence from the Supreme court of Kiev has been received and a favorable legal precedent has been established, the Company believes that it has excellent chances of prevailing in this case.  However, we intend not to reverse the above provision until such time when we receive the final ruling that cannot be appealed.

We are not aware of any other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or, to the best of our knowledge, any registered or beneficial shareholders are involved or have a material interest against us in a matter concerning Sunrise or our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2006. The only matter submitted to a vote of our security holders during the year ended December 31, 2004, was a proposal for the Amendment and Restatement of the Company’s Certificate of Incorporation, which was approved by a written consent of holders holding a total of more than 90% of the outstanding shares. The Amended and Restated Certificate of Incorporations became effective September 30, 2004.

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

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock (obtained from Bloomberg) for the periods indicated below are as follows:

OTC Bulletin Board

Quarter ended	High	Low

March 31, 2006	$1.02	$0.75

June 30, 2006	$1.01	$0.55

September 30, 2006	$1.01	$0.55

December 31, 2006	$0.90	$0.60

Computershare Trust Company Inc., located at 350 Indiana Street Suite 800 Golden Colorado 80401 (Tel 303-262-0600 Fax 303-262-0700) is the registrar and transfer agent for our common shares.

As of March 27, 2007, we had 17,179,353 shares of common stock outstanding or committed for issuance, and approximately 1,400 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

As part of the transactions described above, Sunrise Energy Resources, Inc. has issued and delivered to the EP and Pari Shareholders a total of 10,479,900 and 161,014 shares of its common stock, respectively. The sale and subsequent transfer of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the purchaser had full information concerning the business and affairs of Company and all certificates issued bear appropriate restrictive legends. No underwriter was involved in the transaction.

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

Marketing and oil & gas prices

Our future success is dependent on being able to transport and market our production either within Ukraine or export it to international markets.  Thus, our revenues could be adversely affected by issues which are beyond our control relating to the crude oil and gas transportation infrastructure both within and outside Ukraine. The export of oil from Ukraine depends on access to transportation routes, primarily pipeline systems, which can have limited available capacity and are subject to other restrictions.  Gas pipeline access is the only method to sell gas production either domestically or for export, and thus the Company is subject to the risk that unless the Company obtains access to pipelines to transfer gas to Ukraine, the price at which the Company sells its gas may remain well below the market price.  We currently do not have a direct access to a gas pipeline.  Our gas is currently sold to Kachanovskiy GPZ who subsequently sells it to end users. We store the oil that we produce in the field storage facility from where it is collected by buyers. The majority of our customers buy the oil from us at wellsite by collecting it from our storage facility in tank-trucks. During 2006 and 2005 we also shipped small amounts of oil and gas mixture that we produced by pipe to Kachanovskiy oil refinery for separation and treatment to pipeline grade.

Our longer-term plans include shipping produced gas by pipeline.  We would expect the implementation of these plans to result in higher netback prices than our current arrangements, however, no assurance can be given as to the timing and the success of implementing these plans.

The prices we have received thus far for the sale of our gas are significantly below world market price for gas. The Company believes the primary reason we have not received the full market price is because we have not yet been able to produce gas in commercial quantities and were forced to either sell the untreated gas to Kachanovskiy refinery which on-sold it after appropriate treatment for prices closer to the market, use the produced gas for our internal heating purposes or burn it in flares.  Unless and until such time as we are able to produce gas in sufficient quantities to justify the construction of our own separation and treatment facilities our gas prices may be significantly lower than the market price, and the Company will be at a competitive disadvantage compared to other exploration and production companies receive the market price for their gas.

In addition, prices of oil and gas are subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.  There are currently no economic markets for our natural gas production and no value can be attached to our existing gas reserves until such time as we can effectively separate it, treat and deliver to the pipeline.

Limited operating history; anticipated losses; uncertainly of future results

The Company has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Company will effectively execute its business plan and expand its operations, or that the Company’s future operational and financial objectives will be met. Future development and operating results will depend on many factors, including access to adequate capital, the demand for the Company’s products, the level of product and price competition, the Company’s success in setting up and expanding distribution channels, and whether the Company can control costs. Many of these factors are beyond the control of the Company. In addition, the Company’s future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the oil and gas industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation.

Political Risks

The market in Ukraine is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of capital investment in Ukrainian opportunities.

A number of factors, beyond the Company’s control and the effect of which cannot be accurately predicted may affect raising capital to finance the Company’s expansion. These factors include the regulation of foreign ownership and investment, acceptance of foreign investors, and the regulation of oil and gas production and exporting activities.

Risks Associated with International Markets

The Company’s operations have thus far been confined to Ukraine. However, the future success of the Company will depend in part on its ability to generate sales on international markets. There can be no assurance, however, that the Company will be successful in generating these sales. In addition, these will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country’s legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Company’s foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company’s offerings to the same extent as the laws of the United States. The Company has taken steps to mitigate these risks through profit sharing agreements with domestic Ukrainian companies, but there can be no assurance in the adequacy of these protection measures.

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

Competition for qualified individuals is likely to be intense, and we may not be able to attract, and retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

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

Exposure to foreign exchange rate fluctuations

With the majority of our operations being located in Ukraine, the majority of our revenues and expenses are denominated in Ukrainian hrivnas. Some of our revenues in 2006 have also been denominated in Euro and the US dollars. We currently do not and do not plan in the near future to hedge our exposure to changing foreign exchange rates. Any unfavorable changes in the applicable foreign exchange rates may have a material effect on our financials and performance.

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

Reports to Security Holders

Under the securities laws of Delaware, we are not required to deliver an annual audited report to our shareholders but we intend to send an annual report to our shareholders.

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the years ended December 31, 2006 and 2005.

There is limited or no comparability for revenue and operating expense to the comparable periods in 2003 and 2004, as sales and production were suspended in spring 2003 and were resumed only in January 2005.

Management’s key objectives for 2006 were:

o Complete the workovers on Well #2 and Well#3 on the Karaikozovsk field and stabilize production from these wells;
o Complete the construction of the separation and storage unit for Karaikozovsk field;
o Approach completion of Well #21 of Karaikozovsk field;
o Commence geological and research works on Rogan and Rakitnyansk properties;

We believe that these key objectives were achieved in 2006. Our 2007 strategy for Karaikozovsk’s field includes achieve the final completion of Well #21, build the related infrastructure and launch the above well. We plan to transfer Well #3 of Karaikozovsk property to produce from the gas horizon.

In addition, we will continue the exploration activities on Rogan, Rakitnyansk and Peremyshlyansk properties aiming to establish the optimal reservoir development scenarios.

Current Activities

During 2006, our production was limited to Well #2 and Well#3 of Karaikozovsk block.  During the year we produced 33,530 MBBLS of oil from Well #2 and 3,774 MBBLS of oil from Well #3. The reduced production from Well #3 was caused by continued reservoir pressure maintenance difficulties which were partially resolved during the third quarter of 2006. However, during the fourth quarter of 2006 and first quarter of 2007 we suspended production from Well #3 of Karaikozovsk block to allow completion of the offset Well #21 which is located in the vicinity of Well #3. We plan to transfer Well #3 of Karaikozovsk property to produce from the gas horizon.

On or around May 31, 2005 Esko-Pivnich, the Company's wholly-owned operating subsidiary completed the construction of a new storage and separation facility with a total storage capacity of approximately 200 tons (1,460 bbls). The new facility commenced operations on July 15, 2005. The new facility was designed to decrease the Company's operating expenses, resulting from reduced fees that were previously paid to Okhtirkaneftegaz, the state-owned Oil &Gas Company for similar services. In addition, the launch of the new facilities will enable the Company to reduce crude losses during extraction, separation and storage.

As at December 31, 2006, the Company сompleted drilling approximately 80% of Well #21, a third well of Karaikozovsk property. Well #21 was subsequently successfully completed in February 2007.

On January 20, 2006, Sunrise Energy Resources, Inc. executed a share purchase agreement with the shareholders of Pari, Ltd that is a holder of 5 exploration licenses in Western Ukraine for the following exploration blocks: Peremyshlyansk, Chukvinsk, Niklovitsk, Shereremetyevsk and Pilipivsk. The board of directors of Sunrise Energy Resources, Inc. approved the transaction on February 9, 2006.

Results of Operations

Oil and gas production and revenue

During the year ended December 31, 2006, Esko Pivnich had gross production of 36,867 barrels (“BBLS”) of crude oil and 26,722 thousands of cubic feet (“MCFs”) of natural gas, respectively. Crude oil and gas production during the first and second quarters 2006 was limited to Well#2 of Karaikozovsk field. As at December 31, 2005 the Company carried oil inventory of 568 BBLS while as at December 31, 2006 the Company carried 6,252 BBLS in inventory.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field.  During the year ended December 31, 2006 Esko Pivnich sold on the gross basis 31,148 Bbls of its internally produced crude oil at the average prices of $55.14 per BBL translating into net revenues from sales of internally produced oil of $1,717,504.

Also during 2006 the Company had gross sales of 26,722 MCF of internally produced gas at average prices of $1.36 per MCF translating into revenues of $36,342.

In accordance with the licensing terms and the current joint activity agreement for Karaikozovsk field, the Company has 80% working interest in production resulting from Well #2 and #3 of the field. The Company will have 100% working interest in the production resulting from Well #21 of Karaikozovsk field since the Company financed 100% of Well #21 drilling costs.

All sales agreements were short-term in nature. The above agreements can be extended subject to the consent of the parties. Our crude oil is sold on the ex-works basis and natural gas is sold at the pipeline measuring node. Therefore, the company does not normally incur significant transportation expenses.

Production Costs

Provided below is the analysis of the average selling prices and production costs during 2004-2006 period presented on the net basis.

For the years	12/31/2006	12/31/2005	12/31/2004
Ended

Production[1,2]
Oil, BBLS	29,494	31,411	n/a
Natural Gas, MCF	21,377	41,815	n/a
Barrels of Oil Equivalent, BOE[4]	33,057	38,380	n/a

Average sales price
Oil, $/BBL	55.14	42.00	22.42
Natural Gas, $/MCF	1.36	0.89	n/a

Average oil and natural gas cost of production, $/BOE[3]	24.03	27.68	n/a

1The Company did not have any production in 2004 while the sales in that year resulted from 12/31/2003 inventory.

2Calculated on the net production basis (net to the Company) based on 80% working interest in Karaikozovsk property.

3Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of field production personnel, insurance and ad valorem taxes.

4Natural gas is converted to oil equivalent at the rate of 6MCF of gas equaling 1 BOE.

Operating income

The reduction in the production costs was mainly due to the increasing usage of the Company’s Karaikozovsk storage and separation facility in 2006 as opposed to predominantly using third-party services during 2005. In addition, during 2006 the Company increasingly used its own employees to operate Wells #2 and #3 of Karaikozovsk block as opposed to predominantly using the operating services of Okhtyrkanaftogaz, the Company’s PSA partner during 2005. Also, the depreciation expense reduced by $104,566 from $318,109 in 2005 to $213,543 while other operating income increased by $90,078 in 2006. The above factors increased the operating income by $495,082 in 2006 compared to 2005 despite a $37,519 growth in  the Company’s Sales, General and Administrative expenses.

Exploration and development

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During 2006 and 2005, we incurred $174,551and $265,253 in exploration and development expenses, respectively.

The Company expects a significant increase in exploration expenses during 2007-2009 period due to the continued exploration of Karaikozovsk field, commencement of exploration work on Rogan and Rakitnyansk fields in Eastern Ukraine as well as continuation of exploration work on Peremyshlyansk property and the remaining 5 fields in Western Ukraine. The Company may have to invest significantly greater amounts in each of the above properties than provided under the respective licensing agreements with the Ministry of Resources of Ukraine (see above).

During 2006 and 2005, the ad-valorem taxes, levied per BBL or produced oil and MCF of produced gas amounted $406,961 and $450,650, respectively.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements.

Oil and gas production equipment and work over costs contributed the most into the depreciation expense for the year ended December 31, 2006 and 2005 in total amounts of $213,543 and $318,109.

Sales, general and administrative expenses

Sales, general and administrative expenses in 2006 increased to $748,404 from $715,885 in 2005.

Interest expenses

Interest expense grew from $142,527 in 2005 to $294,883 in 2006 as a result of the higher amount of debt in the Company’s capital structure. During 2006, the Companyadded $4,815,800 of debt (including convertible debentures) to its capital structure.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich establishes steady production of oil and gas in Ukraine. As at December 31, 2006 the Company had total current assets of $2,754,065 and total current liabilities of $4,357,918. As at December 31, 2006, the Company had cash balances of $203,146 and a working capital deficit of $1,603,853.

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

Cash flow

Cash provided by operating activities for the years ended December 31, 2006 and 2005 amounted to $546,541 and $439,327, respectively. The higher cash inflow in 2006 as compared to 2005 was primarily caused by the significantly higher reduction in accounts receivable of $575,656 (2005: increase of (70,892)), lower increase in other receivables and prepayments made of ($125,358) as compared to ($242,679) in 2005, a larger increase in trade accounts payable of $191,345 (2005: decrease of $204,466), a larger increase in other accounts payable and accruals of $664,600 (2005: $384,742).

During 2006 and 2005, the Company invested in workovers a total amount of $174,551 and $747,599, respectively, which were financed by shareholder loans, long term loans and convertible debentures.

Cash Requirements

The Company anticipates it will require around $5 million to implement its capital expenditure program for 2007. The Company raised approximately $3.1 million during the first quarter of 2007 and believes that it will be able to raise the remaining funds through equity and debt financing; however, there is no guarantee that such funds will be raised and no certainty as to when such funds may be raised.

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

The prevailing exchange rate at December 31, 2006 was approximately 1 U.S. dollar to 5.050 Ukrainian Hrivnas. For the years ended December 31, 2006 and 2005, the average exchange rate to 1 U.S. dollar were approximately 5.0500 and 5.1116 Ukrainian Hrivnas, respectively.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $339,042 during the year ended December 31, 2006, and, as of December 31, 2006, the Company’s current liabilities exceeded its current assets by $1,603,853. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2006 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, GLO CPAs, LLP on the consolidated financial statements of Sunrise Energy Resources, Inc., and its subsidiaries (the “Company”) for the year ended December 31, 2006 is included herein immediately preceding the audited consolidated financial statements for the respective periods.

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
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF SUNRISE ENERGY RESOURCES, INC AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Sunrise Energy Resources, Inc. and Subsidiaries (“the Company”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and  2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Energy Resources, Inc and Subsidiaries at December 31, 2006, and the related consolidated results of their operations and cash flows for the years ended December 31, 2006 and  2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $339,042 during the year ended December 31, 2006, and, as of December 31, 2006, the Company’s current liabilities exceeded its current assets by $1,603,853. These factors, among others, including the Company’s ability to develop the properties for which the Company has licenses, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GLO CPAs LLP

Houston, Texas
March 27, 2007

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$203,146
Accounts receivable – related party	165,492
Other accounts receivable and prepayments	1,014,849
Inventories	341,013
Taxes receivable	1,029,565

Total current assets	2,754,065

NONCURRENT ASSETS
Property, plant and equipment, net	5,472,450
Lease/concession acquisition cost of Pari	161,570
Long-term financial investments	3,512
Deferred tax asset	72,417

TOTAL ASSETS	$8,464,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$237,358
Accounts payable – related party	764,645
Taxes payable	944,670
Short term notes payable	19,598
Other accounts payable and accruals	1,275,416
Other accounts payable - related party	275,091
Prepayments for oil and gas	572,974
Interest payable	152,354
Interest payable – related party	56,866
Profit interest payable	58,946

Total current liabilities	4,357,918

Long-term payable	4,169,147
Long-term payable – related party	1,391,900

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,000,000 issued and outstanding	17,161
Additional Paid-in-Capital	80,824
Retained earnings (Accumulated deficit)	(1,520,742)
Accumulated other comprehensive income - foreign currency	(32,192)
Total stockholders' equity (deficit)	(1,454,949)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,464,015

SUNRISE ENERGY RESOURCES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (Expressed in US Dollars except share amounts)

	For the years ended December 31
	2006	2005
REVENUES
Produced oil & gas	$1,754,033	$1,762,631
Purchased oil & gas	120,174	127,849

	1,874,207	1,890,480

COST OF SALES	(116,637)	(127,561)

	1,757,570	1,762,919

Operating expenses	(666,702)	(1,010,008)
Depreciation expense	(213,543)	(318,109)
Other operating income (expense)	6,145	(83,933)
Sales, general and administrative expenses	(753,404)	(715,885)

OPERATING INCOME (LOSS)	130,066	(365,016)

OTHER INCOME (EXPENSE)
Interest income	1,008	(484)
Interest expense	(294,883)	(142,527)
Production sharing agreement working interest expense	(99,190)
Foreign exchange (loss) gain	(16,987)	(1,254)
Other expenses	(3,971)	(16,018)

(LOSS) INCOME BEFORE TAX	(283,957)	(524,331)

INCOME TAX	(55,085)	(62,264)

NET LOSS	$(339,042)	$(586,795)

Other comprehensive loss
Foreign currency translation loss	-	-

COMPREHENSIVE LOSS	$(339,042)	$(618,987)

BASIC LOSS (EARNINGS) PER SHARE	$(0.02)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,144,251	17,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)

	Common		Accumulated	Retained	Additional	Total
	Stock		Other	Earnings	Paid-in	Stockholder's
			Comprehensive		Capital	Equity
	Shares	Amount	(Loss)	(Accumulated Deficit)		(Capital Deficit)
BALANCE, DECEMBER 31, 2004	17,000,000	$17,000	$-	$(594,905)	$(15,623)	$(593,528)

Net loss for the year	-	-	-	(586,795)	-	(586,795)
Comprehensive loss for the year	-	-	(32,192)	-	-	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	$17,000	$(32,192)	$(1,181,700)	$(15,623)	$(1,212,515)
Common stock issued upon Pari acquisition	161,014	161				161
Additional paid-in capital on Pari acquisition					96,447	96,447
Net income (loss) for the year	-	-		(339,042)		(339,042)
Comprehensive loss for the year

BALANCE, DECEMBER 31, 2006	17,161,014	$17,161	$(32,192)	$(1,520,742)	$80,824	$(1,454,949)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(Expressed in US Dollars)

	For the years ended December 31
	2006	2005
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(339,042)	$(586,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	213,543	318,109
Loss on disposal of fixed assets	-	27,199
Provision for doubtful accounts	(20,154)	58,542
Deferred tax (gain)	(9,667)	(56,101)
Net accrued interest	60,559	3,964
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	575,656	(70,892)
(Increase) in other accounts receivable and prepayments	(125,358)	(242,679)
(Increase) decrease in inventories	(181,742)	(123,235)
(Increase) decrease in taxes receivable	(825,291)	(61,700)
Increase (decrease) in accounts payable	191,345	204,466
Increase in taxes payable	37,527	149,947
Increase in other accounts payable and accruals	664,600	384,742
Increase in prepayments for oil and gas	72,107	416,049
Increase in profit interest payable	191,508	17,711
Increase in dividend payable	40,949	-
	$546,541	$439,327

CASH PROVIDED BY FINANCING ACTIVITIES:
Long term loans received	$1,112,000	$279,900
Short terms loans paid	(514,851)
Promissory notes issued	3,703,799	-
	$4,300,948	$279,900

CASH USED IN INVESTING ACTIVITES:
Purchase of property, plant and equipment	$(4,650,778)	$(747,599)
Long term investment purchased	(1,532)	-
Cash inflow on the acquisition	4,549	-
	$(4,647,761)	$(747,599)

EFFECT OF EXCHANGE RATE CHANGES	$-	$16,709

INCREASE (DECREASE) IN CASH:	$199,727	$(11,663)
CASH, at the beginning of the period	3,419	15,082

CASH, at the end of the period	$203,146	$3,419

1.  NATURE OF BUSINESS

All operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari, Ltd. (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC). Esko Pivnich and Pari are engaged in oil and gas exploration and production in the country of Ukraine. During 2006 the Company revenues were derived exclusively from Esko Pivnich’s activities on Karaikozovsk block in Eastern Ukraine where the Company was producing from 2 wells internally labeled #2 and #3. In February 2007, the Company completed a third well on Karaikozovsk block, the internally labeled #21.

With regard to the wells #2 and #3 of Karaikozovsk block, Esko Pivnich’s involvement is governed by production sharing agreements (PSA). Since 2000, Esko Pivnich has been a party to the following production sharing agreements on Karaikozovsk block.

PSA	Counterparty	Status	EP Capital Contribution*, %	EP Profit Share*, %
PSA # 01-SD dated April 26, 2000	Poltavaneftegazgeologiya	Superceded by PSA # 35/970-SD.	100%	60%
PSA # 35/970-SD dated August 19, 2004	Okhtyrkaneftogaz	Presently in effect.	80%	80%

Esko Pivnich’s capital constribution and profit share are applicable only to Wells #2 and #3 of Karaikozovsk block. Well #21 of Karaikozovsk block has been 100% financed by Esko Pivnich. Accordingly, 100% of profits or losses from Well #21 shall accrue to Esko Pivnich.

EP has not entered into any production sharing agreements with respect to Rogan and Rakitanynsk properties. EP shall be responsible for 100% of the capital expenditures on Rogan and Rakitnyansk properties and, accordingly, 100% of the profits or losses from new wells drilled on these properties shall accrue to Esko Pivnich. Furthermore, Pari has not entered into any production sharing agreements with respect to its 5 properties: Peremyshlyansk, Chukvinsk, Niklovitsk, Sheremetyevsk and Pilipivsk.

In addition to selling oil and gas produced from its Karaikozovsk block, during the periods presented, the Company purchased oil and gas from third parties. The purchased hydrocarbons were subsequently resold to third parties in order to enable Esko Pivnich to fulfill its monthly delivery obligations.

Sunrise Energy Resources Inc. currently has its headquarters at the following address: 551 Fifth Avenue, Suite 2020, New York, New York 10017.

Esko Pivnich and Pari conduct their operations from a Kiev office located at the following address: 10a Rileeva St., Kiev, Ukraine.

As at December 31, 2006 and 2005 the Company had 50 and 46 employees respectively.

2.  PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation – These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going concern — The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $339,042 during the year ended December 31, 2006, and, as of December 31, 2006, the Company’s current liabilities exceeded its current assets by $1,603,854. Additionally, to fully develop the area covered by its licenses, the Company needs to raise substantial additional funding.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis by raising additional funds in equity markets. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Functional and Reporting Currency – US dollar is the reporting currency of the accompanying consolidated financial statements. The Company’s Ukrainian subsidiaries use Ukrainian Hrivna (UAH) as their functional currency since their most revenues and operating expenses are denominated in Ukrainian Hrivnas. The Ukrainian Hrivna is not a fully convertible currency outside of the territory of the Ukraine. The translation of Hrivna denominated assets and liabilities into US dollars for the purpose of these consolidated financial statements does not indicate that the Company could or will in the future realize or settle in US dollars the translated values of these assets and liabilities.

The prevailing exchange rate at December 31, 2006 was approximately 1 U.S. dollar to 5.0500 Ukrainian Hrivnas. During the years ended December 31, 2006 and 2005, the foreign exchange rate was unchanged at 1 U.S. dollar was 5.0500 and 5.1116 Ukrainian Hryvnas.

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

The Company has revenues from the sale of petroleum products produced from the properties for which the Company has production sharing agreements (Note 4 and Note 22) and from products purchased from third parties. At present, the Company has been unable to estimate the quantity of its proved reserves. We plan to estimate our proved reserves for Karaikozovsk block once we complete and test Well #21 of Karaikozovsk block in 2007.

Property, Plant and Equipment– As of the dates of the financial statements most assets capitalized are directly related to in-process drilling costs, above ground storage, distribution and production facilities. The Company has adopted the policy of accounting for oil and gas properties using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when a well is determined non-productive. Other exploratory expenditures, including geological and geophysical costs are expensed as incurred. Depreciation, depletion and aortization of capitalized costs is calculated based on useful economic life of the resulting assets. Capitalized Lease/Concession acquisition costs are depreciated over the life of the related drilling rights.

Production and related overhead costs are expensed as incurred. Depreciation of assets not directly associated with oil production and certain workover costs on properties has been calculated on a straight-line basis over the economic lives of such assets, estimated to be in the following ranges:

Property and Equipment	2 years
Office Improvements	4 – 5 years
Computer Equipment	3 years

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

Inventories– Inventories are stated at the lower of cost or net realizable value. Cost comprises direct cost of extracted oil and gas, its transportation and handling physically in the pipelines or storages prior to the delivery for sale.

Cost is calculated using weighted average method. Net realizable value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

Accounts Receivable – Accounts receivable are stated at their net realizable value after deducting provisions for uncollectible amounts.Because all sales are paid in advance, there are no trade receivables.

Cash and Cash Equivalents – Cash include petty cash and cash held in checking bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2006 consisted mainly of the UAH and USD denominated current accounts.

Loans and Other Borrowings – All loans and borrowings are recorded at the proceeds received, net of direct issue costs.

Borrowing Costs – Borrowing costs are recognized as an expense in the period in which they are incurred.

Trade and Other Payables – Liabilities for trade and other amounts payable are stated at their nominal value.

Value added tax on purchases and sales – Output Value Added Tax (VAT) related to sales is payable to tax authorities upon collection of receivables from customers. VAT paid on purchases can be offset against VAT collected on sales and payable to the state. In the event the resulting net amount is a liability, it is payable to the state. Conversely, in the event the net VAT balance is an asset it may be carried on the Company’s balance sheet (“Deferred VAT”) to be offset against VAT liability arising in future periods. In case a provision for bad and doubtful receivables has been accrued in relation to accounts deemed to be uncollectible, the resulting bad debt expense is recognized for the invoice value gross of including VAT. The arising VAT deferred liability is maintained until the account is settled or until the account is written off.

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

Retirement Benefit Costs – The operating divisions of the Company located in Ukraine contribute to the state pension, medical and social insurance and employment funds on behalf of all its current employees. Any related expenses are recognized in the income statement as incurred.

Segment Reporting – The Company’s business operations are located in the Ukraine and include exploration and production of hydrocaronds. Therefore, the Company’s business activities are subject to the same risks and returns and are addressed in the consolidated financial statements of the Company as one reportable segment.

Reclassifications – Certain reclassifications were performed in 2003 consolidated financial statements in order to present comparative figures in line with 2006, 2005 and 2004 consolidated financial statements.

4.  PRODUCTION SHARING AGREEMENTS

PSA # 01-SD dated April 26, 2000

In August 2000 Esko Pivnich together with the state owned geological enterprise Poltavaneftegasgeologiya executed a production sharing agreement (“PSA”) to start exploration and development of Karaikozovsk field located in Krasnokutsk area of Kharkov region. Under the terms of PSA Poltavaneftegasgeologiya acted as the holder of the main geological and exploration licenses to develop Karaikozovsk field and Esko Pivnich acted as an investor into the PSA. Esko Pivnich’s total contribution into PSA #01-SD amounted to $596,188.

In November 2000 a subsidiary of JSC Ukrneft, Okhtirkaneftegas, was admitted into the PSA. Okhtirkaneftegas owned two wells on Karaikozovsk block, the operational usage of which was contributed into the PSA. Also, Okhtirkaneftegas made a commitment to render to PSA certain exploration and capital repair services at market rates.

In May 2003, due to the expiration of geological and exploration licenses held by Poltavaneftegasgeologiya, all exploration and development activities on Karaikozovsk’s field were temporarily suspended.

PSA # 35/970-SD dated August 19, 2004

In 2004 Esko Pivnich filed an application with the Ukrainian State Committee for Mineral Resources to continue the exploration and development of Karaikozovsk field and in July 2004 the Esko Pivnich obtained the exploration license for Karikozovsk block for the period of 5 years. In accordance with the terms of PSA #35/970 Esko Pivnich was liable to finance 80% of the capital expenditures while Oktyrkanaftogaz was liable to finance 20% of the capital expenditures required to maintain and operate Wells #2 and #3. Esko Pivnich and Okhtyrkanaftogaz participated in the resulting profits(losses) from Wells #2 and #3 in the same proportions.

5.  ACCOUNTS RECEIVABLE(RELATED PARTY)

Accounts receivable as of December 31, 2006, consisted of the following:

12/31/2006

CJSC Infox, related party	$165,492
Total	$165,492

No provision for bad debts has been recorded for these accounts.  Management of the Company believes that the outstanding amount will settled in full during 2007.

6.  OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments made as of December 31, 2006 were as follows:

12/31/2006

Vixen JLM	$495,030
Okhtyrkanaftogaz	198,880
Chernihivneftegasgeologiya	146,268
SDCH	39,604
NDIKB Burovogo Instrumenta	25,921
Aeroshlyakhbud TOV	27,129
Other	82,017

Other accounts receivable and prepayments, net of provision for doubtful accounts	$1,014,849

The advance paid to Vixen JLM relates to well casings for construction workovers. The amount paid to Okhtirkanaftogaz is currently pending litigation (Note 22), though no provision was accrued on it based on the management estimates of the possibility to offset such amount against amounts payable to Oktyrkanaftogaz. This matter will be resolved upon termination of PSA# 01-SD that is expected to happen during 2007.  The amount prepaid to Chernihivneftegasgeologiya related to sales of spare parts and consumables to Сhernihivneftegasgeologiya. The above spare parts were used by Chernihivneftegasgeologiya in drilling Well #21 of Karaikozovsk property.

7.  INVENTORIES

Inventories as of December 31, 2006 consisted of the following:

12/31/2006

Crude oil – at cost	$341,013
-
Total	$341,013

Inventories as of December 31, 2006 were represented by the balances of crude oil produced internally in the amount of 6,252 BBLS.

8.  TAXES RECEIVABLE

Taxes receivable as of December 31, 2006 consisted of the following:

12/31/2006

VAT receivable	$1,000,715
Other tax prepaid	28,850
Total	$1,029,565

Taxes receivable balance as of December 31, 2006 is comprised of VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2006 consisted of the following:

12/31/2006

Oil & gas facilities improvements and work over costs	$1,660,103
Office equipment	39,572
Construction in progress	4,933,429
$6,633,104

Accumulated Depreciation	$(1,160,653)
Net Book Value	$5,472,450

As at December 31, 2006 Oil&Gas improvements and workover costs of $1,660,103 consisted mainly of the following: $707,623 representing oil production infrastructure, $500,130 representing capital repairs of Wells #2 and #3 of Karaikozovsk block, $248,941 representing metering and separation facility, $51,823 representing electric power line between Wells #3 and #21 of Karaikozovsk block, $76,996 representing supporting infrastructure of Wells #2 and #3 of Karaikozovsk block and $36,546 representing control and measurement equipment. In addition, the Company had $39,772 of office equipment at cost. As at December 31, 2006 the above fixed assets had a net book value of $539,112.

Also as at December 31, 2006, the Construction in Progress Costs related to Well # 21 of Karaikozovsk block amounted to $2,598,558 and Peremyshlyansk $2,334,871.

10.  LONG-TERM FINANCIAL INVESTMENT

Long-term investment as of December 31, 2006 represents 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

11.  INCOME TAX

The Company’s provision for income tax for the year ended December 31, 2006 was as follows:

12/31/2006

Current tax	$64,753
Deferred tax (gain)	(9,668)
Total income tax expense (benefit)	$55,085

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the year in the Company’s deferred tax position was as follows:

12/31/2006

Net asset at the beginning of the period	$62,750
Charged to income for the period	9,668
Net asset at the end of the period	$72,417

The tax effect of the major temporary differences that give rise to the deferred tax assets as at December 31, 2006 is presented below:

12/31/2006

Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$85,938
Valuation of VAT receivable	75,343
Low value items written off	1,755
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian law	126,633
Total	$289,669

The deferred tax assets as at December 31, 2006, calculated at effective Ukrainian income tax rate of 25%, consist of the following:

12/31/2006

Deferred tax assets
Provision for doubtful receivables	$21,485
Valuation of VAT receivable	18,836
Low value items written off	439
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian law	31,657
Total	$72,417

The taxation charge for the year is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

12/31/2006

(Loss) before income tax and minority interest	$(283,957)
Theoretical income tax benefit at statutory rate of 25%	70,989
Adjustments due to:
Tax effect of expenses that are not deductible in determining taxable profit	(121,074)

Income tax (benefit)	$(55,085)

As of December 31, 2006 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, the Company has a net operating loss carry forward of $1,413,852 which expires in 2024. As a result, the company has a deferred tax asset of $480,710 which is fully reserved because of the uncertainty of realization.

12.  ACCOUNTS PAYABLE

Accounts payable as of December 31, 2006 consisted of the following:

12/31/2006

Accounts payable	$237,358

CJSC Infox, related party	764,645
Total	$1,002,003

Third parties accounts payable balances as of December 31, 2006 were comprised of payable to Okhtirkaneftegas and Kachanovskiy GPZ for services in amounts of $204,476 and $32,882, respectively.

The amount of $764,645 payable to the related party, CJSC Infox, as of December 31, 2006, is related to well drilling and repair services, provided to EP by third party service companies and paid by CJSC Infox on behalf of the Company.

13.  TAXES PAYABLE

Taxes payable as of December 31, 2006 and consisted of the following:

12/31/2006

Fines and penalties	$598,682
VAT	290,983
Exploration tax	29,898
Profit tax	302
Resource Tax	18,658
Social insurance	3,799
Personal Income Tax	1,424
Other taxes payable	924
Total	$944,670

Taxes payable as of December 31, 2006 represent fines and penalties accrued in connection with litigation described in Note 22, and VAT payable relates mostly to sales made in 2006. As discussed in Note 22 with respect to the accrued fines and penalties of $598,682, although the Company has prevailed in the appellate hearing on this matter, the tax authorities filed a counter-appeal and the Company will not reverse the accrued liability until there is a final court decision that cannot be appealed.

14. SHORT TERM NOTES PAYABLE

Notes payable as of December 31, 2006 consisted of the following:

12/31/2006

Astark	$14,258
Sipay	5,340
Total	$19,598

Promissory notes issued in November 2002 at no interest and payable not earlier than November 5, 2005 represent amounts payable to Astark and Sipay. As of December 31, 2006, Astark and Sipay, the issuers of the notes had not called for the repayment of the respective amounts.  Any valuation adjustment due to the lack of interest has not been calculated, but it is not considered to have a material effect on the financial statements.

15.  OTHER CURRENT LIABILITIES

Other accounts payable and accruals as of December 31, 2006 consisted of the following:

12/31/2006

Chernigovneftegazgeologiya	$325,660
Zakhidukrgeologiya	297,204
M-I SWACO	189,750
Rostochcha	49,424
Fort Trade PP	46,337
Naftoservice	40,143
Poltavneftegasgeology	38,776
Other accounts payable	288,122
Total	$1,275,416

Advances from shareholders	$275,091
Total	$1,550,507

The amount of $325,660 due to Chernigovneftegazgeologiya was related to drilling services in respect of Well #21 of Karaikozovsk block. The amount of $297,204 due to Zakhidukrgeologiya was related to drilling services of the exploration Well #1 of Peremyshlyansk property. The amount due to M-I Swaco of $189,750 was related to drillbits and other drilling equipment used in drilling the exploration Well #1 on the Company’s Peremyshalyansk block.

Other accounts payable and accruals as of December 31, 2005 mostly consisted of non-recurring research and development, geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and constructions services.

Amount of $275,091 represents advances from shareholders with no specific terms paid to the Company during 2005 and 2006 (See also Note 15).

16. PREPAYMENTS FOR OIL AND GAS

During 2006, the Company sold oil and gas to its customers mainly on prepayment basis. As of December 31, 2006, the prepayments received from customers in respect of future deliveries of oil and gas consisted of the following:

12/31/2006

Ukrgazenergo	$316,040
Angronafta	191,010
Atlantis Techno	49,805
Other prepayments	16,119

Prepayments for oil and gas	$572,974

17. INTEREST PAYABLE

Interest payable as of December 31, 2006 consisted of the following:

12/31/2006

Millington Solutions Limited	$152,354
$152,354

Related Parties
Zaccam Trading, related party	38,120
Interest accrued on advances received from shareholders	$18,746
$56,866

Total	$209,220

As of December 31, 2006, the amount due to Millington Solutions Limited represented interest accrued on 2 tranches of convertible debentures placed by the Company in 2006.

Interest due to Zaccam Trading relates to credit line facility at bearing 3% coupon per annum (Note 19) obtained in 2005, respectively. Interest accrued on amounts payable to former shareholders represents weighted average LIBOR rate for the year ended 2005.

18.  PSA INTEREST PAYABLE

Profit interest related to the Company’s production sharing agreements payable as of December 31, 2006 consisted of the following:

12/31/2006

Poltavaneftegasgeologiya	$17,997
Okhtirkaneftegas	40,949
Total	$58,946

Profit interest was accrued during 2006 in the total amount of $99,910 in respect to profits earned for 2002 year in accordance with PSA # 01-SD dated April 26, 2000 (Note 22) and PSA # 35/970-SD dated August 19, 2004.The accrued interest was partially paid by the Company during 2006 while $58,946 was outstanding at period end.

19.  LONG-TERM PAYABLE

Long term payable balances as of December 31, 2006, consisted of the following:

	Agreement Date	Due not before	12/31/2006

Fort Trade	Nov, 2004	Nov- 2009	$465,347
Millington Solutions Ltd., 10%	March 30, 2006	March 30, 2009	917,200
Millington Solutions Ltd., 10%	June 6, 2006	June 6, 2009	1,990,200
Millington Solutions Ltd., 6%	July 25, 2006	July 25, 2009	796,400
			$4,169,147
Related Parties
Zaccam Trading, Ltd.	March 5, 2005 and 2006	March 5, 2015	$1,391,900
			$1,391,900

Total			$5,561,047

Effective March 30 and June 6, 2006, Sunrise Energy Resources, Inc. executed a Convertible Note Subscription Agreement with Millington Solutions Limited to complete a $1.0 million and $2.0 million, respectively, private placement financing in the form of 10% convertible notes. Each tranche will mature in 3 years of the receipt of funds. The interest is accrued at the rate of 10% per annum on the unconverted amount and is payable annually on each 12 month anniversary of each tranche until conversion or maturity (Note 19). The Notes can be converted into Common shares of the Company at a conversion price of $2.20 at the holder's option at any time before the maturity date of each tranche. For Notes converted between interest due dates, the interest would accrue pro-rata and would be paid in the form of additional shares of the Company's Common stock. The number of such additional shares shall be calculated at the same conversion price.

On July 25, 2006 the Company executed a new Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 6% current interest and the conversion price of $1.40 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

As of December 31, 2006, amount of $465,347 represents interest free note payable for geological and research services rendered by Fort Trade during 2004.

Long term payable to Zaccam Trading, Ltd., related party as of December 31, 2006 represents uncollateralized credit line facility with the limit of $5,000,000 bearing 3% per annum accruing on outstanding principal and payable annually (See also Note 17).

20.  SHAREHOLDERS’ EQUITY

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

No dividends were declared or paid by the Company during the periods ended December 31, 2006 and December 31, 2005.

21.  RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of December 31, 2006 see Notes 5, 12, 15, 17 and 19. Our related parties include CJSC Infox and Zaccam Trading, Ltd.

During the year ended December 31, 2006, we have received a long term loan of $1,391,900 from Zaccam Trading, Ltd. The proceeds received were used mainly for construction of well #21.

As of December 31, 2006, the outstanding amount of $165,492 receivable from CJSC Infox, related party, was related to several crude oil shipments which took place in 2004 and 2003.  Amount of $592,554 payable to the related party, CJSC Infox, related to wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

22.  COMMITMENTS AND CONTINGENCIES

Licenses’ commitments

During 2005 the Company received geological and exploration license agreements to develop Karaikozovsk’s, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

	Period	Amount	Amount	Remaining
		To be invested	invested	Investment
Rogan field	2005-2009	$2,922,772	$36,000	$2,886,772
Rakitnyansk field	2005-2009	3,938,614	279,000	3,659,614
Karaikozovsk field	2005-2009	4,241,584	4,208,000	33,584
Total		$11,102,970	$4,523,000	$6,579,970

Pari - During 2004 Pari received geological and exploration license agreements to develop the Peremishlyansk, Chukvinsk, Scheremetivsk, Niklovitsk and Pilipivsk fields. The following amounts of investments are to be incurred under the terms of those agreements:

	Period	Amount	Amount	Remaining
		To be invested	Invested	Investment

Peremishlyansk field	2004-2009	$2,336,634	$2,335,000	$1,634
Chukvinsk field	2004-2009	1,544,554	-	1,554,554
Scheremetivsk field	2004-2009	712,872	-	712,872
Niklovitsk field	2004-2009	594,059	-	594,059
Pilipivsk field	2004-2009	475,248	-	475,248
Total		$5,663,367	$2,335,000	$3,338,367

Environmental remediation – Under the laws of Ukraine the Company is obligated to conform to certain environmental remediation obligations related to the oil and gas production activities. This amount can not be estimated but is considered to not be material.

Lease commitments – The Company leases office space on the basis of a 1 year lease agreement. The Company’s future lease commitments as of December 31, 2006 are as follows:

2007

Office rent	$60,002
Total	$60,002

Litigation – The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

JSC Ukrneft, Okhtirkaneftegas– In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, in respect to the advance payment made by the Company in 2002 in the amount of $198,880 in respect of certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 4 and 6) which were not completed.

In April 2004 after a number of hearings in courts of different levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay outstanding balance without further delays. As of March 30, 2007 the balance had still not been collected. Company plans to terminate PSA # 01-SD and offset the above amount against future payments due to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2007.

Taxes

During 2004 the Company was audited by the State Tax Authority of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $598,682 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full (See Note 13 of the Consolidated Financial Statements). “Esko-Pivnich” appealed against the decision and won the appellate hearing, however, the tax administration filed a counter appeal with the Supreme Civil Court of Kiev. The Supreme Civil Court had referred the matter back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation. To date the Company has not received any further correspondence on this matter. In addition, a legal precedent was established in early 2007 where another Ukrainian Oil&gas producer prevailed in a similar case.

Since the initial appeal was ruled in favor of the Company, no correspondence from the Supreme court of Kiev has been received and a favorable legal precedent has been established, the Company believes that it has excellent chances of prevailing in this case.  However, we intend not to reverse the above provision until such time when we receive the final ruling that cannot be appealed.

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

Our sales to customers in excess of 5% were as follows:Our sales to customers in excess of 5% were as follows:

	12/31/2006	12/31/2005

Agrotemp (oil produced)	$892,921	$415,440
Ukrtatnafta (oil produced)	-	278,997
Bogodukhovsky zavod	25,808	-
Nafto Soiuz	337,169	-
Spago	51,396
Soiuz NPK TOV	42,410
Ukrgasenergo ZAT	302,574
Varadero (oil produced)	-	254,765
Torpeda PP (oil produced)	65,076	215,131
Agronafta (oil produced)	-	214,324
AlphaNafta (oil produced)	-	163,937
Torpeda PP (oil resold)	120,174	73,067
CJSC Ukrnafta (oil produced)	12,990
Other	23,689	275,095
Total	$1,874,207	$1,890,480

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

24.  CONCENTRATION OF BUSINESS RISK

The Company’s operating activities are limited to Ukraine. Laws and regulations affecting businesses operating in Ukraine are subject to rapid changes and the Company’s assets and operations could be at risk due to negative changes in the political and business environment.

25. SUBSEQUENT EVENTS

On March 13, 2007 the Compny issued convertible debentures in the aggregate principal amount of $550,000 net of fees and commissions. The Notes shall bear interest at the rate of 7% per annum, payable on March 13 of 2008, 2009 and 2010. The initial conversion price was set at $3 per share subject to adjustment for certain issuances, transactions and events resulting in dilution to the holders.

In addition, on March 26, 2007, Sunrise Energy Resources, Inc. ("Sunrise" or the "Company") issued to Dutchess Private Equities Fund, Ltd. ("Dutchess") a promissory note in the face amount of $2,553,125 for gross proceeds of $2,375,000 (the "Note"). The Note bears interest at 7% per annum and matures on December 26, 2007 ("Maturity Date"). Pursuant to the Note, the Company is required to make payments to Dutchess of $20,000 on each monthly anniversary from the date of issuance through July 26, 2007. Thereafter the Company is required to pay Dutchess $515,170.57 on each monthly anniversary until paid in full. The Company may prepay the Note in full within six (6) months of issuance by paying ninety-seven and one-half percent (97.5%) of the balance due on the face amount, without penalty.

26.  OIL AND GAS DISCLOSURES (UNAUDITED)

The following information is presented in accordance with the Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities (SFAS No. 69).

(A)
Costs Incurred in Oil and Gas Exploration and Development Activities. The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2006 and 2005 have been included in cost of sales.

	12/31/2006	12/31/2005

Exploration and development costs	$174,551	$265,253

Total	$174,551	$265,253

The above costs were expensed as incurred,

 (B) Results of operations from Producing Activities. Results of operations from producing activities for the years ended December 31, 2006 and 2005 are presented below.

	For the years ended December 31,
	2006	2005
Sales of Oil and Gas produced	$1,754,033	$1,762,631
Production expenses (including depreciation expense)	(815,081)	(1,049,461)
Exploration and development costs	(174,551)	(265,253)
Income tax expense	(191,100)	(117,224)

Total expenses	(1,180,732)	(1,431,938)

Total	$573,301	$330,693

(C) Proved Oil and Gas Reserves.

As of December 31, 2006, we have not been able to estimate the quantity of proved reserves within the meaning of Rule 4-10(a) of Regulation S-X. We plan to estimate our proved reserves for Karaikozovsk block in 2007 once we complete Well #21 of Karaikozovsk block.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our Board of Directors approved the engagement of Independent Registered Public Accounting Firm - John A. Braden & Company, PC, of Houston, Texas (“John A. Braden & Co., P.C.”) as our independent accountants. The Company Corporation has appointed John A. Braden & Co., P.C.. on November 1, 2004 to audit the Company's financial statements for the years ending December 31, 2005 and 2006.   Effective January 1, 2007 John A. Braden & Co., P. C. merged with GLO CPAs, LLP(GLO) and therefore GLO  became our auditors for 2006.   .

GLO  ‘s report on the financial statements of the Company for the year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except in respect to an explanatory paragraph concerning the Company’s ability to continue as a going concern.

During the most recent fiscal year and any subsequent interim periods preceding the date of this report there were no:

(a) disagreements between the Company and GLO. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of GLO. would have caused them to make reference to the subject matter of the disagreement or disagreements in their report on the financial statements for such year;

(b) reportable events involving GLO. that would have required disclosure under Item 304(a)(iv)(A) of Regulation S-B; or

(c) written or oral consultations between the Company and GLO. regarding either the specific application of accounting principles or the type of audit opinion that might be rendered on the Company 's financial statements that was considered an important factor by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or any matter that was the subject of a disagreement or a reportable event, that would have required disclosure under Item 304 (a)(2) of Regulation S-B.

ITEM 8a. CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of December 31, 2006 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and their consolidated subsidiary is recorded, processed , summarized and reported within the time periods specified by the SEC’ s rules and forms, particularly during the period in which this annual report has been prepared.

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

Name	Position	Age	Date elected or appointed
Konstantin Tsiryulnikov	CEO, Sunrise Energy Resources, Inc.	28	December – 2004

David A. Melman	Independent Director of Sunrise Energy Resources Inc	64	1997

Roman Livson	CFO, Sunrise Energy Resources, Inc.	36	August 2005

Leon Golden	Independent Director, Sunrise Energy Resources, Inc.	45	December – 2004

Abraham Bennun	Independent Director of Sunrise Energy Resources Inc	35	December – 2004

Vyacheslav Chuchminov	CEO, Esko Pivnich	48	June - 2002

Taras Burdeniy	CFO, Esko Pivnich	28	June - 2002

Mrs. Raissa Volodarskaya	Chief Accountant	58	April - 2002

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

Mr. Tsiryulnikov is the son of Eduard Tsiryulnikov, Halton Impex Corp.‘s sole shareholder. As provided below, Halton Impex is a privately owned company, which owns 65% of the issued shares of the Company.

Mr. David A. Melman, Mr. Melman, (Age 64) currently serves as the Chairman of the Board of Directors of Sunrise Energy Resources. Mr. Melman also currently serves as President and CEO of British American Natural Gas Corporation, a company engaged in oil and gas exploration in Mozambique, Africa.  From 1997 until January 2005 Mr. Melman served as President and sole director of Sunrise Energy Services, Inc.  Mr. Melman serves as a director of Republic Resources, Inc. (OTC Pink Sheets) and Swift LNG Inc., a company recently licensed to commercialize certain patents granted to the Los Alamos National Laboratories to transform natural gas into Liquefied Natural Gas. Mr. Melman was a director of Beta Oil and Gas Inc. 2003-2004, predecessor to Petrohawk Energy, Inc. (NYSE) and of Omni Energy Services, Inc. (NASDAQ) from 2004-2005.  Mr. Melman holds a B.S. degree in economics and J.D. and LLM law degrees.

Mr. Roman Livson, CFO. Mr. Livson has served as the managing director of Thor Capital Group, Inc. heading its investment banking department since its foundation in 2002. Prior to that he headed the investment banking department of Thor United Corp. He brings to the company a valuable expertise in the Eastern European energy sector. Mr. Livson worked for Coopers and Lybrand from 1994-1998 and received a Master's degree in Mathematics of Finance from Columbia University in 2002. Mr. Livson will continue to serve as the managing director of Thor Capital Group, Inc.

Mr. Leon Golden, Independent director of Sunrise Energy Resources. Mr. Golden is a certified public accountant with over 17 years of experience. For the past two years, Mr. Golden has had his own CPA practice in New York City, and prior to that he worked as a public accountant for another New York City CPA Firm for fifteen years. Mr. Golden serves on the board of directors of ABDC (OTCBB--ABDV). Mr. Golden holds a B.S. degree in Accounting from Brooklyn College.

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

Mr. Vyacheslav Chuchminov, CEO, Esko Pivnich. Mr. Chuchminov has been serving as the Chief Executive Officer of the Company’s wholly owned subsidiary Esko-Pivnich since May 2002. Prior to that, he held senior management positions of Alchevsk Coking Plant and Communar Coking Plant. Mr. Chuchminov graduated from Dnepropetrovsk Institute of Metallurgy in 1979 with a Master's degree in Chemical Engineering. Mr. Chuchminov brings over 20 years experience in running various Ukrainian enterprises in the commodities sector.

Mr. Taras Burdeniy, CFO, Esko Pivnich. Prior to his nomination as CFO of Esko Pivnich Mr Burdeniy had been serving as the Cost Accountant of Esko Pivnich since June 2002. Immediately prior to that he graduated from Kiev National Economics University.

Mrs. Raissa Volodarskaya, Principal Accounting Officer, Esko Pivnich. Mrs. Volodarskaya has been serving as the Principal Accounting Officer of Esko-Pivnich since April 2002. Prior to that she worked as the Chief Accounting Officer of Bivex Ltd, a Ukrainian fast moving consumer goods retailer.  Mrs Volodarskaya has in-depth experience in financial accounting, tax reporting and management reporting in the Ukraine having worked as Chief Accountant for 20 years with a number of medium sized Ukrainian companies.

Mr. Leonid Posokhov, Chief Geological Officer, Esko Pivnich. Mr. Posokhov has been serving as the Chief Geological Officer of Esko Pivnich since April 2006. Prior to that he served as the Chief Geologist with the Ukrainian State Geological Committee for 30 years. Mr. Posokhov brings an unparalleled expertise of the Ukrainian oil&gas sector in terms of regional geology and operations.

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

During the fiscal year ending 2006, the Audit Committee was responsible for the general oversight of audit, legal compliance and potential conflict of interest matters, including (a) recommending the engagement and termination of the independent public accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services, (c) reviewing adjustments recommended by the independent public accountant and addressing disagreements between the independent public accountants and management, (d) reviewing the adequacy of internal controls and management’s handling of identified material inadequacies and reportable conditions in the internal controls over financial reporting and compliance with laws and regulations, and (e) supervising the internal audit function, which may include approving the selection, compensation and termination of internal auditors.

For the fiscal year ended 2006, the Board of Directors conducted discussions with management and the independent auditor regarding the acceptability and the quality of the accounting principles used in the reports in accordance with Statements on Accounting Standards (SAS) No. 61. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements. The Audit Committee also discussed the other items with the auditors required by SAS No. 61 as amended. In addition, the Board of Directors discussed with the independent auditor the matters in the written disclosures required by Independence Standards Board Standard No. 1.

For the fiscal year ended 2006, the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company’s independent auditor.

Pursuant to the reviews and discussions described above, the Board of Directors recommended that the audited financial statements be included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.

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

Compliance with Section 16(b) of the Exchange Act

Based solely on our review of Forms 3, 4, and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2006 all of our officers, directors, and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM  10. EXECUTIVE COMPENSATION

During 2005, the Company paid subsidiary’s senior management nominal rates which are comparable with the basic salaries in Ukraine. No salaries were paid for the newly nominated management of Sunrise Energy Resources Inc. The Company estimates the fair value of the management compensation for 2005 to be not materially different from these accrued ones:

Name and principal position	Actual salary
Konstantin Tsirulnikov	$40,500
CEO of Sunrise Energy Resources, Inc.

Roman Livson	$75,000
CFO of Sunrise Energy Resources, Inc.

Leon Golden	Nominal subject to review
Independent Director, Sunrise Energy Resources, Inc.

Abraham Bennun	Nominal subject to review
Independent Director, Sunrise Energy Resources, Inc.

David A. Melman
Independent Director of Sunrise Energy Resources.Inc	$25,000

Vyacheslav Chuchminov	$2,000
CEO, Esko Pivnich

Taras Burdeniy	$2,000
CFO, Esko Pivnich

Raisa Volodarskaya	$3,000
Chief Accountant

Total	$147,500

The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2006.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of March 27, 2007, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The following table sets forth for the fiscal year ended December 31, 2007, the individuals or entities known to the Company to beneficially own 5% or more of the Company’s outstanding shares of voting securities.

Name Of Beneficial Owner	Title of Class	Number of Shares		Percent of Class
Halton Impex Corp.	Common	11,143,235	(1)	65%
627 Lyons Lane,
Oakville,
Ontario L6J 5Z7
Canada

Mr. David A. Melman
5353 Memorial Drive
Suite 4012
Houston Texas 77007	Common	200,184	(2)	1.17%

(1) Includes 10,479,900 shares transferred to Halton Impex Corp. under the terms of the Merger Agreement, in consideration of Halton Impex Corp.‘s shares in Esko Pivnich. The sale of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the purchasers had full information concerning the business and affairs of Company and all certificates issued bear appropriate restrictive legends. No underwriter is involved in the transaction.

(2) Does not include the shares held by Midland Trust Company, Ltd. which owns 1.17% of the total issued and outstanding shares.  Mr. Melman held an irrevocable proxy to vote the above shares on certain matters. Mr. Melman disclaims any beneficial ownership of such shares.

Security Ownership of Management

The following table sets forth information concerning the beneficial ownership of the Company’s New Common Stock for the fiscal year ended December 31, 2006 by Mr. Konstantin Tsirulnikov, CEO of the Company, and Mr. David Melman, Independent Director.

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

ITEM  13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2006 professional services were mostly rendered for the Company by John A. Braden and Co., P.C. (now GLO) accounting firm.

Total professional fees incurred by the Company for the years ended December 31, 2006 and 2005 consisted of the following:

	2006 John A. Braden and Co. , P.C.	2005 John A. Braden and Co., P. C.
Audit	$60,000	$50,000
Audit related	--	--
Tax	--	--
All other fees	--	--

Total	$60,000	$50,000

Audit Fees

The Audit Fees for 2006 and 2005 were for services associated with the consolidated U.S. GAAP audits, and registration statements.

Audit Related Fees

During 2006 and 2005 we did not pay any audit related fees.

Tax Fees

During 2006 and 2005 we did not pay any tax related fees.

All Other Fees

During 2006 and 2005 we did not pay any other fees.

Audit Committee Pre-Approval Policies and Procedures

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of John A. Braden and Co, P.C. for all audit and non-audit services, including tax services. Our Audit Committee pre-approved the engagement terms and fees of John A. Braden and Co., P.C. for all services performed for the fiscal year ended December 31, 2006.

PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on June 28, 2005, and Schedule 14F-1 filed by the Company on January 6, 2005.

Amended 10-KSB/A filing of the Company dated February 8, 2007.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm –GLO CPAs LLP for the year ended December 31, 2006

Consolidated Balance Sheet as of December 31, 2006

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the years ended December 31, 2006 and 2005.

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

Notes to the Consolidated Financial Statements for the year ended December 31, 2006

Exhibit Number		Description	Incorporation by Reference
3	1	Amended and Restated Certificate of Incorporation of the Company	Filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004; is incorporated herein by this reference.
3	2	Bylaws of the Company	Filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004; is incorporated herein by this reference.
10	1	Shareholders Agreement.	Filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004; is incorporated herein by this reference.
10	2	Convertible Note Agreement #1001	Filed Herewith
10	3	Convertible Note Agreement #1009	Filed Herewith
10	4	Convertible Note Agreement #1001	Filed Herewith
14		Code of Ethics	Filed Herewith
21	1	List of Subsidiaries	Filed Herewith
31	1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31	1	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32	1	Section 1350 Certification of Chief Executive Officer	Filed Herewith
32	2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Energy Resources, Inc. /s/ Konstantin Tsirulnikov
Konstantin Tsirulnikov President and Cheif Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title