Form 10QSB
period 2007-03-31
SUNRISE ENERGY RESOURCES INC
filed 2007-05-15
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended
March 31, 2007

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

This filing has been amended to include additional disclosures in response to an SEC comment letter dated December 6, 2006 and restatement of the 2003 and 2004 Statements of Stockholder’s Equity to properly reflect reverse acquisition accounting and to restate the cash flow statements to reclassify certain transactions as non cash and properly classify foreign currency translation gains of losses.

State issuer’s revenues for its most recent fiscal year: $1,874,207

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 11, 2007 within past 60 days: $15,958,687.

As of May 11, 2007, the Registrant had 17,295,167 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-QSB

PART I.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	March 31, 2007	December 31, 2006
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$1,413,094	$203,146
Accounts receivable – related party	312,824	165,492
Other accounts receivable and prepayments	911,261	1,014,849
Inventories	161,692	341,013
Taxes receivable	1,135,433	1,029,565
Other current assets	127,345	-
Total current assets	4,061,649	2,754,065

NONCURRENT ASSETS
Property, plant and equipment, net	6,356,501	5,472,450
Lease/concession acquisition cost of Pari	148,106	161,570
Long-term financial investments	77,534	3,512
Deferred tax asset	69,204	72,417

TOTAL ASSETS	$10,712,995	$8,464,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$247,732	$237,358
Accounts payable – related party	437,224	764,645
Taxes payable	978,762	944,670
Short term bank loans
Short term notes payable	2,313,212	19,598
Other accounts payable and accruals	991,058	1,275,416
Other accounts payable – related party	275,091	275,091
Prepayments for oil and gas	268,659	572,974
Interest payable	274,600	152,354
Interest payable – related party	39,669	56,866
Profit interest payable	17,997	58,946

Total current liabilities	5,844,004	4,357,918

Long term notes payable	5,005,347	4,169,147
Long-term payable to related party	1,391,900	1,391,900

Commitments and Contingencies (Note 24)

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 17,233,160 and 17,161,014 issued and outstanding as of March 31, 2007 and December 31, 2006	17,233	17,161
Additional Paid in Capital	226,131	80,824
Retained earnings (Accumulated deficit)	(1,739,428)	(1,520,742)
Accumulated other comprehensive (loss) - foreign currency	(32,192)	(32,192)
Total stockholders' equity (deficit)	(1,528,258)	(1,454,949)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,712,995	$8,464,015

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended
	March 31,
	2007	2006
REVENUES		-
Produced oil & gas	$584,116	$285,452
Purchased oil & gas	-	120,174
Total	584,116	405,626

COST OF SALES	-	(116,637)
	584,116	288,989

Operating expenses	(317,115)	(130,603)
Depreciation expense	(46,048)	(69,970)
Bad debt recovery		-
Other operating income (expenses)	20,150	40,556
Sales, general and administrative expenses	(278,341)	(118,214)

OPERATING INCOME (LOSS)	(37,239)	10,758

OTHER INCOME (EXPENSE)

Interest income		67
Interest expense	(122,317)	(41,966)
Production sharing agreement working interest expense
Foreign exchange (loss)	(14,007)
Other expense	(11,561)

LOSS BEFORE TAX	(185,124)	(31,141)

INCOME TAX (Note 12)	(33,563)	(24,842)

NET LOSS	$(218,687)	$(55,983)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,175,169	17,022,057

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

			Accumulated	Retained	Additional	Total
	Common Stock		Other Comprehensive	Earnings	Paid-in	Stockholder's Equity
	Shares	Amount	(Loss)	(Accumulated Deficit)	Capital	(Capital Deficit)

BALANCE, DECEMBER 31, 2003	10,479,900	$10,480	$-	$48,462	$(9,103)	$49,839

Common Stock, $0.001 par value, 75,000,000 issued and outstanding	6,520,100	6,520	-	-	(6,520)	17,000
To give effect on the acquisition of EP as of December 31, 2004	-	-	-	(50,886)	-	(50,886)
Pre acquisition deficit of Sunrise Energy Resources, Inc.	-	-	-	-	-
Net (loss) for the year	-	-	-	(592,481)	-	(592,481)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	-	(594,905)	(15,623)	(593,528)

Net (loss for the year)	-	-	-	(586,795)	-	(586,795)
Comprehensive loss for the year	-	-	(32,192)	-	-	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	17,000	(32,192)	(1,181,700)	(15,623)	(1,212,515)

Common stock issued upon Pari acquisition	161,014	161				161
Additional paid-in capital on Pari acquisition					96,447	96,447
Net income (loss) for the year				(339,042)		(339,042)

BALANCE, DECEMBER 31, 2006	17,161,014	17,161	(32,192)	(1,520,742)	80,824	(1,454,949)

Private placement of shares	22,146	22			17,857	17,879
Shares issued for services	50,000	50			127,450	127,500
Net income (loss) for the three months	-	-	-	(218,687)	-	(218,687)

BALANCE, MARCH 31, 2007	17,233,160	$17,233	$(32,192)	$(1,739,429)	$226,131	$1,528,257

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the three months ended March 31,
	2007	2006

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(218,687)	$(55,983)
Adjustments to reconcile net loss to net cash in operating activities:

Depreciation expense	46,048	69,970
Provision for doubtful accounts	(20,198)	(26,293)
Deferred tax (gain)	3,213	(6,267)
Net imputed interest expense (income)	8,190	2,877
Other non-monetary expenses	155	-

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(127,134)	57,183
(Increase) in other accounts receivable and prepayments	103,588	88,499
(Increase) in inventories	179,321	38,102
(Increase) decrease in taxes receivable	(105,868)	(34,820)
(Decrease) increase in accounts payable	(317,047)	46,504
Increase in taxes payable	34,092	19,997
Increase in other accounts payable and accruals	(284,358)	(215,160)
(Decrease) increase in prepayments for oil and gas	(304,315)	(147,551)
Increase in dividend payable	(40,949)	-
Increase in interest payable	105,048	(3,369)
NET CASH FLOW FROM OPERATING ACTIVITIES	(938,902)	(166,311)

CASH PROVIDED BY FINANCING ACTIVITIES:
Senior short term loan/notes received	2,285,425	-
Long term loans received	-	1,112,000
Proceeds from share issuance	17,879	-
Promissory notes issued	836,200	-
Short term loans repaid		(514,851)
NET CASHFLOW FROM FINANCING ACTIVITIES	3,139,504	597,149

CASH USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(916,635)	(142,315)
Cash inflow on the acquisition	-	4,549
Long term investments purchased	(74,022)	-
NET CASH FLOW FROM INVESTING ACTIVITIES	(990,657)	(137,766)

EFFECT OF EXCHANGE RATE CHANGES	-	-

INCREASE (DECREASE) IN CASH	1,209,948	293,072
CASH, at the beginning of the period	203,146	3,419

CASH, at the end of the period	$1,413,094	$296,491

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL INFORMATION
(Expressed in US Dollars)
UNAUDITED

	Three Months Ended
	March 31,
	2007	2006
Cash paid for:
Interest	$-	$23,387
Income taxes	67,654	31,109

Non-cash investing and financing transactions:
Issuance of common stock for acquisition of Pari, Ltd.	$-	$96,608
Issuance of common stock to Dutchess Private Equity Fund for placement agency services	127,500	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

All operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari, Ltd. (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC). Esko Pivnich and Pari are engaged in oil and gas exploration and production in the country of Ukraine. During the first quarter of 2007 the Company revenues were derived exclusively from Esko Pivnich’s activities on Karaikozovsk block in Eastern Ukraine where the Company was producing from 2 wells internally labeled #2 and #3. In February 2007, the Company completed a third well on Karaikozovsk block, the internally labeled #21.

With regard to the wells #2 and #3 of Karaikozovsk block, Esko Pivnich’s involvement is governed by production sharing agreements (PSA). Since 2000, Esko Pivnich has been a party to the following production sharing agreements on Karaikozovsk block.

PSA	Counterparty	Status	EP Capital Contribution*, %	EP Profit Share*, %

Esko Pivnich

PSA # 01-SD dated April 26, 2000	Poltavaneftegazgeologiya	Superceded by PSA # 35/970-SD.	100%	60%

PSA # 35/970-SD dated August 19, 2004	Okhtyrkaneftogaz	Presently in effect.	80%	80%

* Esko Pivnich’s capital constribution and profit share are applicable only to Wells #2 and #3 of Karaikozovsk block. Well #21 of Karaikozovsk block has been 100% financed by Esko Pivnich. Accordingly, 100% of profits or losses from Well #21 shall accrue to Esko Pivnich.

The Company is currently negotiating the terms of  production sharing agreements on Rakitnyansk and Rogan leases in the Eastern Ukraine by Pari and Peremyshlyansk, Niklovitsk, Pilipovsk and Sheremetyevsk field leases held by Pari in the Western Ukraine. In the event, the Company does not enter into any production sharing agreements with respect to remaining properties, EP shall be responsible for 100% of the capital expenditures on such properties and, accordingly, 100% of the profits or losses from wells drilled on these properties shall accrue to the Company.

In addition to selling oil and gas produced from its Karaikozovsk block, during the periods presented, the Company purchased oil and gas from third parties. The purchased hydrocarbons were subsequently resold to third parties in order to enable Esko Pivnich to fulfill its monthly delivery obligations.

Sunrise Energy Resources Inc. currently has its headquarters at the following address: 551 Fifth Avenue, Suite 2020, New York, New York 10017.

Esko Pivnich and Pari conduct their operations from a Kiev office located at the following address: 10a Rileeva St., Kiev, Ukraine.

As at March 31, 2007 and December 31, 2006 the Company had 50 and 50 employees respectively.

2.	PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation– The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the Company’s audited consolidated financial statements and related footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $218,687 during the three months ended March 31, 2007, and, as of March 31, 2007 the Company's current liabilities exceeded its current assets by $1,782,354. Additionally, in order to fully develop the area covered by its licenses, the Company would require substantial amounts in additional funding.

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

Use of Estimates and Assumptions– The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Due to the inherent uncertainty in making those estimates, actual results reported in future periods could differ from such estimates.

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

The prevailing exchange rates as at March 31, 2007 and December 31, 2006 were approximately 1 U.S. dollar to 5.0500 Ukrainian Hrivnas. For the periods ended March, 2007 and 2006, the average exchange rate for 1U.S. dollar was $5.0500 Ukrainian Hrivnas, respectively.

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

Property, Plant and Equipment– Oil and gas properties are accounted for using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when a well is determined to be non-productive. Other exploratory expenditures, including geological and geophysical costs are expensed as incurred. Depreciation, depletion and amortization of capitalized costs of oil and gas properties is calculated using the unit-of-production method based upon proved reserves for the cost of property acquisitions and proved developed reserves for exploration and development costs. The Company is currently obtaining an independent reserve valuation so that depletion can be properly calculated.

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

Leasing– Leases are classified as finance leases whenever the terms of the lease transfer substantially all the risk and rewards of ownership to the lessee. All other leases are classified as operating leases.

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

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of March 31, 2007 and December 31, 2006 consisted mainly of the UAH and USD denominated current accounts.

Loans and Other Borrowings– All loans and borrowings are recorded at the proceeds received, net of direct issue costs.

Borrowing Costs– Borrowing costs are recognized as an expense in the period in which they are incurred.

Convertible Notes and Other Debt Instruments involving Company’s Common Stock - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 159 on January 1, 2008 and have not yet determined the impact, if any, on our consolidated financial statements at the time.

Trade and Other Payables– Liabilities for trade and other amounts payable are stated at their nominal value.

Value added tax on purchases and sales – Value added taxes (VAT) related to sales is payable to the Ukrainian tax authorities upon collection of receivables from customers. VAT on purchases is offset against VAT collected from sales. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date, (VAT deferred) is recognized in the balance sheet on a gross basis and disclosed separately as a current asset and liability. Where provision has been made against debtors deemed to be uncollectible bad debt expense is recorded for the gross amount of the debtor, including VAT. The related VAT deferred liability is maintained until the debtor is settled or until the debtor is written off for statutory accounting purposes.

Income Taxes– Income tax has been computed based on the results for the year as adjusted for items that are non-assessable or non-tax deductible.

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

Fair Value of Financial Instruments– SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.

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

Retirement Benefit Costs– The operating divisions of the Company situated in Ukraine contribute to the state pension, medical and social insurance and employment funds on behalf of all its current employees. Any related expenses are recognized in the income statement as incurred.

Segment Reporting– The Company’s business operations are located in Ukraine and relate primarily to exploration and development of crude oil and natural gas properties. Therefore, business activities are subject to the same risks and returns and addressed in the consolidated financial statements of the Company as one reportable segment.

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

PSA # 35/970-SD dated August 19, 200 4 (Esko Pivnich)

In 2004 Esko Pivnich, the Company’s wholly owned subsidiary filed an application with the Ukrainian State Committee for Mineral Resources to continue the exploration and development of Karaikozovsk field and in July 2004 Esko Pivnich obtained the exploration license for Karikozovsk block for the period of 5 years. In accordance with the terms of PSA #35/970 Esko Pivnich was obligated to finance 80% of the capital expenditures while Oktyrkanaftogaz was obligated to finance 20% of the capital expenditures required to maintain and operate Wells #2 and #3. Esko Pivnich and Okhtyrkanaftogaz participated in the resulting profits (losses) from Wells #2 and #3 in the same proportions.

5.	ACCOUNTS RECEIVABLE, related party

Accounts receivable as of March 31, 2007 and December 31, 2006 consisted of $312,824 and $165,492, respectively. The amounts due from CJSC Infox at December 31, 2006 resulted from several crude oil shipments which took place during 2003 and 2004. During the first three months of 2007, the Company paid $147,332 to CJSC Infox to purchase pipes for Well #21 of Karaikozovsk property. No provision for bad debts has been recorded for these accounts. Management of the Company believes this amount will be paid during 2007.

6.	OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of March 31, 2007 and December 31, 2006 consisted of the following:

	3/31/2007	12/31/2006

Vixen JLM	$495,030	$495,030
Okhtirkaneftegas	198,980	198,980
Fakel	59,406	-
Bukros	45,545	45,545
Poltavaneftegasgeology	8,713	8,713
Other	103,587	266,581
Total	$911,261	$1,014,849

The advance paid to Vixen JLM relates to well casings for construction workovers. The amount paid to Okhtirkaneftegas is currently pending litigation (Note 24) though no provision was accrued on it based on the management estimates of the possibility to offset this amount through cancellation of PSA# 01-SD agreement with Okhtirkaneftegas during 2007.

7.	INVENTORIES

Inventories as of as of March 31, 2007 and December 31, 2006 consisted of the following:

	3/31/2007	12/31/2006

Crude oil – at cost	$161,692	$341,013
Total	$161,692	$341,013

Inventories as of March 31, 2007 and December 31, 2006 are represented by 2,878 and 6,285 bbls of crude oil produced.

8.	TAXES RECEIVABLE

Taxes receivable as of March 31, 2007 and December 31, 2006 consisted of the following:

	3/31/2007	12/31/2006

VAT receivable	$1,126,703	$1,000,715
Other prepaid tax	8,730	28,850
Total	$1,135,433	$1,029,565

Taxes receivable balances are represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2007 and December 31, 2006 consisted of the following:

	3/31/2007	12/31/2006

Wells and infrastructure	$1,745,628	$1,660,103
Office equipment	39,870	39,572
Construction in progress	5,761,235	4,933,429
Total	7,546,733	6,633,104

Accumulated Depreciation	(1,190,231)	(1,160,653)
Net Book Value	$6, 356,501	$5,472,450

10.	LEASE /CONCESSION ACQUISITION COST

As of March 31, 2007, the Lease/Concession acquisition cost of $148,106 is stated net of amortization accrued and represents the implied value of the exploration licenses for the Peremishlyansk, Niklovitsk, Chukvinsk, Sheremetivsk and Pilipivsk properties held by Pari, Ltd  (Note 22).

11.	LONG-TERM FINANCIAL INVESTMENT

As at March 31, 2007, long-term investments consisted of $75,554 investment into a production sharing agreement with Galateya Ltd. on Chukvinsk block located in Western Ukraine. The investment was made by Pari, a wholly owned subsidiary of the Company in the form of pipes for future wells to be drilled on the property.  Since the investment was made, no activity has taken place in the PSA and the pipes were carried at cost. Pari has a 51% interest in the PSA.

The balance of long-term investment as at March 31, 2007 represents 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

12.	INCOME TAX

The Company’s provision for income tax for the periods ended March 31, 2007 and December 31, 2006 is as follows:

	3/31/2007	12/31/2006

Current tax	$23,576	$64,752
Deferred tax gain	9,987	(9,668)
Total income tax expense (benefit)	$33,563	$55,085

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods ended March 31, 2007 and December 31, 2006 in the Company’s deferred tax position is as follows:

	3/31/2007	12/31/2006

Net asset at the beginning of the period	$69,204	$72,417
Charged to income for the period	(3,213)	9,667
Net asset at the end of the period	$65,991	$82,084

The tax effect on any substantial temporary differences, which give rise to the deferred tax assets as at March 31, 2007 and December 31, 2006 is presented below:

	3/31/2007	12/31/2006

Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$65,740	$85,938
Valuation of VAT receivable	81,828	75,343
Low value items written off	1,689	1,755
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian low	127,661	123,633
Total	$276,918	$289,668

The deferred tax assets as at March  31, 2007 and December 31, 2006, calculated at effective Ukrainian income tax rate of 25%, consists of the following:

	3/31/2007	12/31/2006

Deferred tax assets
Provision for doubtful receivables	$16,435	$21,485
Valuation of VAT receivable	20,432	18,336
Low value items written off	422	439
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian low	31,915	31,657
Total	$69,204	$72,417

The taxation charge for the respective period is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	3/31/2007	12/31/2006

(Loss) before income tax and minority interest	$(185,124)	$(283,957)
Theoretical income tax benefit at statutory rate of 25%	(46,281)	(70,989)
Adjustments due to:
Tax effect of (expenses) that are not deductible in determining taxable profit	79,844	126,074

Income tax (benefit)	$33,563	$55,085

As of March 31, 2007 and December 31, 2006 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, the Company has a net operating loss carry forward of over $1,250,000 which expires in periods from 2021 to 2024. As a result, the company has a deferred tax asset of approximately $425,000.   This has been fully reserved because realization cannot be assured.

13.	ACCOUNTS PAYABLE

Accounts payable as of March 31, 2007 and December 31, 2006 consisted of the following:

	3/31/2007	12/31/2006

Accounts payable
Okhtyrkaneftegas	$217,522	$204,476
Kachanovsky GPZ	30,210	32,882
	$247,732	$237,358

CJSC Infox, related party	437,224	764,645

Total	$684,956	$1,002,003

Third party accounts payable balances as of March 31, 2007 and December 31, 2006 were comprised mostly of payments for exploration and production services due to Okhtirkaneftegas and Kachanovsky GPZ in the amounts of $217,522 (2006: $204,476) and $30,210 (2006: $32,882), respectively.

The amounts of $437,224 and $764,645, payable to CJSC Infox, related party as of March 31, 2007 and December 31, 2006, respectively, generally relate to well reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

14.	TAXES PAYABLE

Taxes payable as of March 31, 2007 and December 31, 2006 consisted of the following:

	3/31/2007	12/31/2006

Fines and penalties	$598,324	$598,682
VAT	325,995	290,983
Exploration tax	46,200	29,898
Profit tax	-	302
Resource Tax	-	18,658
Social insurance	5,358	3,799
Personal income tax	1,829	1,424
Other taxes	1,056	925
Total	$978,762	$944,670

Taxes payable as March 31, 2007 represent fines and penalties accrued in connection with litigation described in Note 25, and VAT payable relates mostly to sales made in 2006. As discussed in Note 25 with respect to the accrued fines and penalties of $598,324, although the Company has prevailed in the appellate hearing on this matter, the tax authorities filed a counter-appeal.  There has recently been a favorable legal precedent where another Ukrainian oil and gas producer prevailed in a similar matter and was cleared of all fines and penalties. Despite the applicability of FIN48 the Company chose not to reverse the accrued provision at this time due to the unpredictability of the local government actions. The Company will not reverse the accrued liability until there is a final court decision that cannot be appealed.

15.	SHORT TERM NOTES PAYABLE

Dutchess Note

On March 26, 2007, the Company issued to Dutchess Private Equities Fund, Ltd. ("Dutchess") a senior promissory note in the face amount of $2,553,125 for gross proceeds of $2,375,000 (the "Dutchess Note"). The Note bears interest at 7% per annum and matures on December 26, 2007 ("Dutchess Note Maturity Date"). Pursuant to the Dutchess Note, the Company is required to make payments to Dutchess of $20,000 on each monthly anniversary from the date of issuance through July 26, 2007. Thereafter the Company is required to pay Dutchess $515,170.57 on each monthly anniversary until paid in full. The Company may prepay the Dutchess Note in full within six (6) months of issuance by paying ninety-seven and one-half percent (97.5%) of the balance due on the face amount, without penalty. The Company has also agreed to provide to Dutchess collateral for the Dutchess Note in the form of forty (40) Put Notices; such Put Notices, which may be held in escrow, are more fully described pursuant to the Company's Investment Agreement with Dutchess, dated September 7, 2006. The Put Notices are to be submitted to Dutchess only in the event of default as provided in the Dutchess Note. In the event that the Dutchess Note is not paid in full by the Dutchess Maturity Date, then, as liquidated damages, the face amount of the Dutchess Note shall be increased ten percent (10%) as an initial penalty and an additional two and one-half percent (2.5%) per month for each month until the face amount is paid in full. Further, in the event of default as provided in the Dutchess Note, Dutchess may elect to, among other things, either switch the Residual Amount (as defined in the Dutchess Note) to a three-year, eighteen percent (18%) interest bearing convertible debenture at a twenty-five percent (25%) discount to the market during conversion or increase the Payment Amount (as defined in the Note) to fulfill the repayment of the Residual Amount. The Company also issued to Dutchess 50,000 shares (“the Dutchess Shares”) of the Company's restricted common stock as compensation of Dutchess’s placement agent services in connection with the transaction.

In connection with the issuance of the Dutchess Note, the Company executed and delivered to Dutchess a Security Agreement ("Security Agreement"), and its subsidiaries, Esko Pivnich and Pari, executed and delivered a Secured Continuing Unconditional Guaranty ("Guaranty") and Negative Pledge ("Pledge"). Dutchess Note is senior to all other debt obligations of the Company.

The Company recognised the issuance discount of $267,700 resulting from the difference between the face amount of the Dutchess Note of $2,553,125 and net proceeds to the Company of $2,285,425. The above discount is being amortized to interest expense using the effective interest method over the expected term of the Dutchess Note. The Company amortized $8,190 of this amount during first quarter 2007 with a corresponding increase in the carrying value of the Debentures as no coupon payment took place in first quarter 2007.

On the Dutchess Note closing date the Company recognized the value of 50,000 Dutchess Shares at the closing price of $2.55 per share which was equivalent to $127,500. This amount was recorded as a deferred cost in the Current Assets section of the balance sheet. The Company is amortizing the above amount over the expected term of the Dutchess Note pro-rata with the coupon payments to Dutchess. During the first three months of 2007, the Company recognized an expense of $155 relating to Dutchess Shares.

Other promissory notes

Short term promissory notes outstanding as of March 31, 2007 and December 31, 2006, issued in November 2002 at no interest, were payable by November 5, 2005. These notes in the amounts of $14,257 and $5,341, are payable to Astark and Sipay, respectively. As of March 31, 2007 the holders of the notes had not called for the repayment of the respective amounts.  Any valuation adjustment due to the lack of interest has not been calculated, however, such amounts, if any, are not considered to have a material effect on these financial statements.

16.	OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of March 31, 2007 and December 31, 2006 consisted of the following:

	3/31/2007	12/31/2006

ZakhidUkrGeology	$310,094	$297,204
Chernigovneftegasgeology	116,623	325,660
MI-SVAKO	145,360	189,750
Naftoservice	31,237	40,143
Other	387,744	422,659
Total	$991,058	$1,275,416

Related parties
Advances from shareholders	275,091	275,091
	$275,091	$275,091

Total	$1,266,149	$1,550,507

The amount of $310,094 due to Zakhidukrgeologiya was related to drilling services of the exploration Well #1 of Peremyshlyansk block. The amount of $116,623 due to Chernigovneftegazgeologiya was related to drilling services in respect of Well #21 of Karaikozovsk block. The amount due to M-I Swaco of $145,360 was related to drillbits and other drilling equipment used in drilling the exploration Well #1 on the Company’s Peremyshalyansk block.

Other accounts payable and accruals as of March 31, 2007 mostly consisted of non-recurring geological research, geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and constructions services.

17.	PREPAYMENTS FOR OIL AND GAS

Prepayments for oil and gas as of March 31, 2007 and December 31, 2006 represented cash advances received from the Company’s customer in respect of future oil deliveries. The above advances consisted of:

	3/31/2007	12/31/2006

Ukrgazenergo	$-	$316,040
Angronafta	178,082	191,010
Atlantis Techno	49,805	49,805
Naftoimpex	36,040
Other prepayments	4,732	16,119

Prepayments for oil and gas	$268,659	$572,974

18.	INTEREST PAYABLE

Interest payable as of March 31, 2007 and December, 31 2006, consisted of the following:

	3/31/2007	12/31/2006

Millington Solutions Limited – Convertible notes	$243,233	$152,354

Related parties
Long term loan – Zaccam Trading, related Party	$48,559	$38,120
Interest accrued on advances received from former shareholders	22,476	18,746
Subtotal related parties	$71,035	$56,866

Total	$314,268	$209,221

Long term loan from Zaccam Trading, a related party, at 3% per annum (Note 20) was obtained in 2006. Interest accrued on amounts payable to former shareholders represents weighted average LIBOR rate for the periods ended March 31, 2007 and December 31, 2006.

19.	PROFIT INTEREST PAYABLE

As of March 31, 2007 and December 31, 2006, profit interest of  $17,997 (12/31/2006: $58,946) was payable to Poltavaneftegasgeologiya and represents an amount that was accrued and partially paid by the Company in respect to profits earned during 2002, and is calculated in accordance with PSA # 01-SD dated April 26, 2000 (Note 25). The Company treated this as expense in its profit and loss account.

20.	LONG TERM PAYABLES

Long term payables as of March 31, 2007 and December 31, 2006 consisted of the following:

Lender/Note	Coupon Rate	Conv. Price$/share	Issue date/Effective Date	Due not earlier than	3/31/2007	12/31/2006

Fort Trade			Nov- 2004	Nov- 2009	$465,347	$465,347
					$465,347	$465,347
Millington Solutions Ltd.
CD-1001	10%	$2.20	03/30/2006	03/30/2009	917,200	917,200
СD-1009	10%	$2.20	06/6/2006	06/6/2009	1,990,200	1,990,200
CD-1011	6%	$1.40	07/25/2006	07/25/2009	805,900	796,400
CD-1013	7%	$3.00	02/01/2007	02/12/2010	826,700	-
					$4,540,000	$3,703,800
Related parties
Zaccam Trading, Ltd.			03/5/2005	03/5/2015	$1,391,900	$1,391,000
					$1,391,900	$1,391,900

Total					$6,397,247	$5,561,047

Fort Trade

As of March 31, 2007 and December 31, 2006, the amount of $465,347 represented interest free note payable for geological and research services rendered by Fort Trade during 2004.

Millington Solutions

Effective March 30 and June 6, 2006, Sunrise Energy Resources, Inc. executed a Convertible Note Subscription Agreement with Millington Solutions Limited to complete a $1.0 million and $2.0 million, respectively, private placement financing in the form of 10% convertible notes. Each tranche will mature in 3 years of the receipt of funds. The coupon is accrued at the rate of 10% per annum on the unconverted amount and is payable annually on each 12 month anniversary of each tranche until conversion or maturity. The Notes can be converted into Common shares of the Company at a conversion price of $2.20 at the holder's option at any time before the maturity date of each tranche. For Notes converted between interest due dates, the interest would accrue pro-rata and would be paid in the form of additional shares of the Company's Common stock. The number of such additional shares shall be calculated at the same conversion price.

On July 25, 2006 the Company executed a new Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 6% сoupon and the conversion price of $1.40 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

On February 1, 2007, the Company executed Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 7% сoupon and the conversion price of $3.00 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

On March 15, 2007 the Company and Millington Solutions Ltd. agreed that interest accrued under the Convertible Debenture Note agreements CD-1001, CD-1009, CD-1011 and CD-1013 (“the Notes”) may be at the Borrower’s election paid when due in accordance with the Convertible Debenture Note terms; or fully or partially capitalized. In the event, the Borrower elects to capitalize the accrued interests under the Notes, the accrued interest shall be added to the outstanding principal. Following such election, the interest in subsequent periods shall accrue on the increased principal balance at the rate provided by each Convertible Debenture Note agreement. The increased outstanding principal may be converted into the Borrower’s shares of common stock in accordance with the terms of each Convertible Debenture Note. On March 20, 2007, the Borrower elected to capitalize the interest payments on CD-1001 and CD-1009 due on the first annual anniversary of each tranche. Millington Solutions was duly notified of the Borrower’s election and the Lender’s acknowledgement of the above election is kept on the Company’s file.

Zaccam Trading Ltd. (a related party)

Long term payable to Zaccam Trading, Ltd., related party as of December 31, 2006 represents uncollateralized credit line facility with the limit of $5,000,000 bearing 3% per annum accruing on outstanding principal and payable annually (See also Note 17).

21.	MILLINGTON CONVERTIBLE DEBENTURE VALUATION

The management believes that aside from the embedded conversion option the convertible debentures issued by the Company to Millington Solutions Ltd. do not have any other embedded derivatives. As can be seen from the following table, at the time of issuance, all embedded conversion features were far out of the money:

Convertible Debenture	Coupon Rate	Conv. Price $/share	Maximum Price*	Average Price*	Negative Intrinsic Value**	First Tranche Date	Last Tranche Date

CD-1001	10%	$2.20	$0.85	$0.85	(61%)	4/5/2006	5/30/2006
СD-1009	10%	$2.20	$1.00	$0.73	(55%)	6/18/2006	10/1/2006
CD-1011	6%	$1.40	$1.00	$0.83	(29%)	9/21/2006	1/26/2007
CD-1013	7%	$3.00	$2.50	$3.00	(17%)	2/12/2007	3/1/2007

* Highest and average closing prices on the date of receipt of funds under each tranche during the period between the first and the last tranche of each Note.
** Negative intrinsic value is calculated as discount from the conversion price.

The Company believes that upon issuance the Convertible Debenture was issued at fair value for the following reasons:

•	the conversion feature was far out of the money and was designed as compensation to the investor for a relatively low coupon rate;
•	there were no warrants attached to the Millington Convertible Note;
•	in the event of conversion, the Company had sufficient authorized shares to cover the conversions;
•	despite being in the money, none of the tranches of CD-1001, CD-1009 and CD-1011 have been converted as of the date of this filing primarily due to the limited liquidity of the stock.

Due to the above reasons, the Company believes that the conversion feature does not require separate accounting from the host contract as a derivative instrument pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Alternatively, if the Company elected to comply with SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140, the Company would need to measure the debentures in their entirety at fair value with changes in fair value recorded as either a gain or a loss in the consolidated statement of operations under the caption “Change in fair value of convertible debt instrument”.

Fair value of the Debentures comprising the value of the straight bond plus the value of embedded call option may be determined by Black-Scholes option pricing model. The use of the above formula requires certain assumptions that are subject to significant management judgment.

The volatility of the common stock is estimated using a combination of historical and implied volatility, as discussed in SEC Staff Accounting Bulletin No. 107. By using this combination, the Company is taking into consideration the historical realized volatility, as well as factoring in estimates of future volatility that the Company believes will differ from historical volatility as a result of the market performance of the common stock, the volume of activity of the underlying shares, the availability of actively traded common stock options, and overall market conditions.

The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms equal to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future.

For the period from March 1, 2007 to April 30, 2007 during which the Company’s shares traded in the range from $2.50 to $2.65 per share the daily volatility assumption was 1.67%. In addition, the annualized risk-free rate of 5% was assumed. Using the above base assumptions, and assuming that the convertibles would be outstanding for 3 years before they are converted i.e. no early conversion, the fair value of the conversion feature of the convertible debentures outstanding on March 31, 2007 on the issuance day would be $195,960.  The fair value of the same convertible debentures on March 31, 2007 given the closing price of $2.62 on that date and using the assumption that debentures with the conversion price of $2.20 (CD-1001 and CD-1009) would be converted within 270 days by December 31, 2007, debentures with the conversion price of $1.40 (CD-1011) would be converted within 180 days by  September 30, 2007 while debentures with the conversion price of $3.00 would be converted within 365 days by March 31, 2007. Based on these assumptions the aggregate value of the conversion features related to the beneficial conversion amounts to $1,557,014. To comply with SFAS No. 155, the Company would need to record a loss of $1,361,054 from change in fair value of convertible debt instrument and increase the carrying value of the convertible debentures in the liabilities’ section of the Company’s balance sheet by the same amount.

Convertible Debenture	Change in Fair Market	Valuation of convertible debenture feature
	Value of Conversion Feature	Upon Issuance	On 3/31/2007

CD-1001	$(232,945)	$9,387	$242,332
СD-1009	(511,364)	14,463	525,827
CD-1011	(689,249)	32,792	722,042
CD-1013	72,504	139,317	66,813

Total	$(1,361,054)	$195,960	$1,557,014

The Company believes that recording imaginary and estimated gains or losses would cause the financial statements to be misleading.

22.	SHAREHOLDERS’ EQUITY

During the first 3 months of 2007, the Company raised $17,879 from private placements of 22,146 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933.

No dividends were declared or paid by the Company during the periods ended March 31, 2007 and December 31, 2006.

23.	LOSS PER COMMON SHARE

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period. In accordance with SFAS No. 128 “Earnings per share”, diluted net income per common share is computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securites were converted into common stock. However, according to paragraph 16 of  SFAS No. 128, no potential common shares shall be included in the computation of any diluted per share amount when a loss from continuing operations exists.

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited) (in US dollars, except per share amounts)

Net loss attributable to common stockholders	$(218,687)	$(55,983)

Weighted average common shares outstanding, basic	17,175,569	17,022,057
Loss per common share, basic	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic	17,175,569	17,022,057
Loss per common share, basic	$(0.01)	$(0.00)

24.	RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of   March 31, 2007 and December 31, 2006 see Notes 4, 5, 13, 19 and 20.

Our related parties include CJSC Infox and Zaccam Trading, Ltd. During the period ended March 31, 2007 we did not receive any funds from our related parties. During 2006 we received $1,112,000 from Zaccam Trading, Ltd, which was used to drill well #21 of Karaikozovsk block.

As of March 31, 2007 and December 31, 2007, the total amounts of $312,824 and $165,492 were due from CJSC Infox, related party, and were comprised of several crude oil shipments which took place in 2004 and 2003.  Similarly, the total amounts of $437,224 and $764,645, respectively, payable to CJSC Infox, were mostly on account of wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company’s wholly owned subsidiaries EP and Pari.

25.	COMMITMENTS AND CONTINGENCIES

Licenses’ commitments

Esko Pivnich - During 2005 EP received geological and exploration license agreements to develop the Karaikozovsk, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

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

Environmental remediation – Under Ukrainian law, the Company is obligated to meet certain environmental remediation obligations related to its oil and gas production activities. This amount cannot be estimated at this time but is considered not to be a material amount.

Lease commitments – The Company leases office space on a yearly basis and the rent is disclosed in other notes. The Company’s future lease commitments as of March 31, 2007 are as follows:

2007

Office rent – Esko Pivnich	$15,000
Office rent – Pari	5,200
$20,200

Litigation– The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

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

Taxes

During 2004 the Company was audited by the State Tax Authority of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $598,682 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full (See Note 14 of the Consolidated Financial Statements). “Esko-Pivnich” appealed against the decision and won the appellate hearing, however, the tax administration filed a counter appeal with the Supreme Civil Court of Kiev. The Supreme Civil Court had referred the matter back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation. To date the Company has not received any further correspondence on this matter. In addition, a legal precedent was established in early 2007 where another Ukrainian Oil&gas producer prevailed in a similar case.

Since the initial appeal was ruled in favor of the Company, no correspondence from the Supreme court of Kiev has been received and a favorable legal precedent has been established, the Company believes that it has excellent chances of prevailing in this case.

We adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 169, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statements disclosure of tax positions taken or expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Despite the applicability of FIN48 in this situation, the Company chose not to reverse the accrued provision at this time due to the unpredictability of the local government actions. The Company will not reverse the accrued liability until there is a final court decision that cannot be appealed.

Ukrainian Tax and Regulatory Environment– The government of Ukraine continues to reform the business and commercial infrastructure in its transition to a market economy. As a result laws and regulations affecting businesses continue to change rapidly. These changes are characterized by poor drafting, different interpretations and arbitrary application by the authorities. In particular taxes are subject to review and investigation by a number of authorities enabled by law to impose fines and penalties. While the Company believes it has provided adequately for all tax liabilities based on its understanding of the tax legislation, the above facts may create tax risks for the Company.

26.	RISK MANAGEMENT POLICIES

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

Our sales to customers in excess of 5% were as follows:

	3/31/2007	12/31/2006

Agrotemp (oil produced internally)	$-	$892,921
NaftaImpex (oil produced internally)	104,524	-
Torpeda (oil resold)		120,174
Torpeda (oil produced internally)		65,076
Spago TOV (oil produced internally)		51,396
Soyuz NPK (oil produced internally)		42,410
CJSC Ukrnafta (gas produced internally)		12,990
Ukrgazenergo (oil produced internally)	263,366	302,574
Ukrtatneft (oil produced internally)	189,769
Nafto Soiuz ((oil produced internally)	-	337,169
Bogodukhovsi zavod (oil produced internally)		25,808
Other	26,457	23,689
Total	$584,116	$1,874,207

Currency risk – Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates.

The Credit Committee sets limits on the level of exposure to a single currency (primarily Ukrainian Hrivna and US Dollar), by entities and in total.

Interest rate risk – Interest rate risk arises from the possibility that changes in interest rates will affect the value of a financial instrument.

Currently, the Company’s approach to the interest risk limitation is borrowing at fixed rates and for short periods.

27.	CONCENTRATION OF BUSINESS RISK

The Company’s operating activities are limited to Ukraine. Laws and regulations affecting businesses operating in Ukraine are subject to rapid changes and the Company’s assets and operations could be at risk due to negative changes in the political and business environments.

28.	SUBSEQUENT EVENTS

On or around April 18, 2007 the Company’s wholly owned subsidiary Esko Pivnich extended the license area of Karaikozovsk lease by approximately 34% from 21,242 acres to 28,490 acres. The new area known as Pavlyukovsk block is adjacent to Karaikozovsk block currently operated by the Company and has similar geological structure. The Company plans to conduct seismic tests and start drilling an exploration well on the extended area in late 2007 and 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the periods ended March 31, 2007 and 2006.

Management’s key objectives for three months period of 2007 were:

•	Complete drilling Well #21 of Karaikozovsk property;

•	Drill approximately 60% of the projected depth of Well #1 of the Company’s Peremyshlyansk property;

•	Commence construction of gas treatment plant and pipeline tie-in with the trunk gas pipeline at Well #21 of Karaikozovsk property;

•	Commence geological and research works on Rakitnyansk block;

We believe that these key objectives were achieved during the three months period of 2007. Our 2007 strategy for the Karaikozovsk field includes the completion of the related infrastructure and launch of Well #21 in early third quarter of 2007. We also plan to start building a pipeline from Well #1 of Rakitnyansk block to tie into the regional gas pipeline. In addition, we plan to finish drilling the exploration Well #1 of Peremyshlyansk block in 2007.We plan to engage an reputable independent petroleum engineering firm in 2007 to prepare a reserve report on Karaikozovsk property.

Current Activities

Karaikozovsk block

During 2006 and three months of 2007, our production predominantly came from Well #2 of Karaikozovsk block which produced at the average rate of approximately 105BOPD with only sporadic inflows from Well #3 which produced during third quarter of 2006 at the rate of approximately 35BOPD but was temporarily shut-in during first three months of 2007 to allow the completion of Well #21 located in the proximity of Well #3. During the first quarter of 2007 Well #21 was successfully completed and thoroughly tested. According to the tests, Well #21 may be expected to produce gas at the initial daily flow rate of approximately 4.0mmcfpd.

Rakitnyansk block

Well #1 of the Rakitnyansk block was drilled in 2002 to the depth of approximately 4560m (15,000 ft) by Poltavaneftegazgeologiya, which held the license for Rakitnyansk block prior to Esko Pivnich. Poltavaneftegazgeologiya currently acts as Sunrise Energy's PSA partner on the Rakitnyansk block. During the first three months of 2007, the Company has conducted extensive workovers and flow tests that exhibited flow rates of approximately 4.mmcfpd of natural gas, approximately 50 barrels of condensate per day on an 8mm choke.

The Company is currently in negotiations with the owner to lease the gas treatment facility, already on site, as well as the other related infrastructure. In addition to the existing treatment facility, the Company plans to build a gas/condensate separation unit and a four-mile gas pipeline to connect to the regional backbone gas network. The Company estimates a total investment of $1.0 million may be required to launch Well #1 into production. This includes the construction of the gas pipeline and the separation unit. Furthermore, the Company estimates that Well #1 can be launched during fourth quarter of 2007.

Peremyshlyansk block

On March 20, 2006, Pari, Ltd., a wholly owned subsidiary of Sunrise Energy Resources, Inc., commenced the preparatory work to drill its first exploration well on the Peremishlyansk block. The drilling contract has been signed with GP "ZakhidUkrGeologiya", a Ukrainian drilling contractor. The well is designed to be approximately 3700m (12,139 ft) deep. As of March 31, 2007, the Company has drilled approximately 60% of the Peremishlyansk property.

Results of Operations

Oil and gas production and revenue

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited) (in US dollars, except production amounts)
Revenues
Revenue from sales of produced oil	$584,116	$274,912
Revenue from sales of resold oil		120,174
Revenue from sales of produced gas		10,540
Revenue, net	$584,116	$405,626

Oil sales, bbls
Produced oil	7,980	5,651
Resold oil		2,188
	7,980	7,839

Gas sales, mcf	-	8,645

Average daily production
Oil, bopd	87	62
Gas, mcfpd	-	1.2

Average selling prices
Oil, $/BBL	$73.20	$50.40
Gas, $/MCF	-	1.2

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil is sold at wellhead while the natural gas is sold at Kachanovsk gas treatment plant where it is primed to pipeline grade. We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. The company did not incur any additional transportation expenses.

The crude oil balances as of March 31, 2007 and March 31, 2006 amounted to 2,878 and 902 Bbls, respectively.

Exploration

An exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended March 31, 2007 and 2006 we incurred $55,930 and $39,830, respectively in exploration expenses. The Company expects significant exploration expense in 2007-2008 due to the licenses obtained in 2004-2005, and significant investment obligations attached to them, based on the concluded license agreement with the Ministry of Resources of Ukraine (see above).

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements.As at the date of this report an independent reserve engineering study is being obtained.

Oil and gas production equipment and workover costs were the main contributor into the depreciation expense for the periods ended March 31, 2007 and 2006 in the total amounts of $46,048 and $69,970. The reduction in the depreciation expense during the three months period of 2007 as compared to the respective period of 2006 is primarily due to certain workover costs that were carried on the balance sheet in the first quarter of 2006 were fully depreciated in 2006 while significant new fixed assets such as Well #21 were not yet launched into production in first quarter of 2007 and, accordingly, no depreciation was charged in relation to such assets during first quarter of 2007.

Sales, general and administrative expenses

Sales, general and administrative expenses for the period ended March 31, 2007 increased to $278,341 from $118,214 in the period ended March 31, 2006 mainly due to the increase in payroll and related taxes to $50,593 (2006: $27,523), legal and audit services  of $38,180 (2006: $Nil) and other professional services of $22,070 (2006: $4,333).

Interest income (expense)

Interest expense (net) for the periods ended March 31, 2007 and 2006, amounted to $122,317 and $41,966, respectively. The increase was caused by additional $4,540,000 of convertible debentures bearing coupon rates from 6% to 10% per annum.

Convertible Notes

Effective March 30 and June 6, 2006, Sunrise Energy Resources, Inc. executed a Convertible Note Subscription Agreement with Millington Solutions Limited to complete a $1.0 million and $2.0 million, respectively, private placement financing in the form of 10% convertible notes. Each tranche will mature in 3 years of the receipt of funds. The coupon is accrued at the rate of 10% per annum on the unconverted amount and is payable annually on each 12 month anniversary of each tranche until conversion or maturity (Note 20). The Notes can be converted into Common shares of the Company at a conversion price of $2.20 at the holder's option at any time before the maturity date of each tranche. For Notes converted between interest due dates, the interest would accrue pro-rata and would be paid in the form of additional shares of the Company's Common stock. The number of such additional shares shall be calculated at the same conversion price.

On July 25, 2006 the Company executed a new Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 6% сoupon and the conversion price of $1.40 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

On February 1, 2007, the Company executed Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 7% сoupon and the conversion price of $3.00 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

On March 15, 2007 the Company and Millington Solutions Ltd. agreed that interest accrued under the Convertible Debenture Note agreements CD-1001, CD-1009, CD-1011 and CD-1013 (“the Notes”) may be at the Borrower’s election paid when due in accordance with the Convertible Debenture Note terms; or fully or partially capitalized. In the event, the Borrower elects to capitalize the accrued interests under the Notes, the accrued interest shall be added to the outstanding principal. Following such election, the interest in subsequent periods shall accrue on the increased principal balance at the rate provided by each Convertible Debenture Note agreement. The increased outstanding principal may be converted into the Borrower’s shares of common stock in accordance with the terms of each Convertible Debenture Note. On March 20, 2007, the Borrower elected to capitalize the interest payments on CD-1001 and CD-1009 due on the first annual anniversary of each tranche. Millington Solutions was duly notified of the Borrower’s election and the Lender’s acknowledgement of the above election is kept on the Company’s file.

Senior Promissory Notes

On March 26, 2007, the Company issued to Dutchess Private Equities Fund, Ltd. ("Dutchess") a senior promissory note in the face amount of $2,553,125 for gross proceeds of $2,375,000 (the "Dutchess Note"). The Note bears interest at 7% per annum and matures on December 26, 2007 ("Dutchess Note Maturity Date"). Pursuant to the Dutchess Note, the Company is required to make payments to Dutchess of $20,000 on each monthly anniversary from the date of issuance through July 26, 2007. Thereafter the Company is required to pay Dutchess $515,170.57 on each monthly anniversary until paid in full. The Company may prepay the Dutchess Note in full within six (6) months of issuance by paying ninety-seven and one-half percent (97.5%) of the balance due on the face amount, without penalty. The Company has also agreed to provide to Dutchess collateral for the Dutchess Note in the form of forty (40) Put Notices; such Put Notices, which may be held in escrow, are more fully described pursuant to the Company's Investment Agreement with Dutchess, dated September 7, 2006. The Put Notices are to be submitted to Dutchess only in the event of default as provided in the Dutchess Note. In the event that the Dutchess Note is not paid in full by the Dutchess Maturity Date, then, as liquidated damages, the face amount of the Dutchess Note shall be increased ten percent (10%) as an initial penalty and an additional two and one-half percent (2.5%) per month for each month until the face amount is paid in full. Further, in the event of default as provided in the Dutchess Note, Dutchess may elect to, among other things, either switch the Residual Amount (as defined in the Dutchess Note) to a three-year, eighteen percent (18%) interest bearing convertible debenture at a twenty-five percent (25%) discount to the market during conversion or increase the Payment Amount (as defined in the Note) to fulfill the repayment of the Residual Amount. The Company also issued to Dutchess 50,000 shares (“the Dutchess Shares”) of the Company's restricted common stock as compensation of Dutchess’s placement agent services in connection with the transaction. The net proceeds to the Company of $2,285,425 were used to finance the construction of the gas treatment plant and a pipeline on Karaikozovsk block that are necessary to operate Well #21 of the above block. The Dutchess Notes are senior to all other debt obligations of the Company.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establish steady production of oil and gas in Ukraine. As at March 31, 2007, the Company had total current assets of $4,061,649 and total current liabilities of $5,844,004, respectively. As at March 31, 2007, the Company had cash balances of $1,413,094 and a working capital deficit of $1,782,354, respectively.

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

Starting from August 26, 2007 until December 26, 2007 the Company will need to pay Dutchess Private Equitie Fund, Ltd approximately $515,170 per month to service principal and interest payments under the Dutchess Note. The Company plans to use cash provided by its operating activities, borrowing as well as private equity and convertible debenture offerings to service the above payments. However, there is no assurance that the above sources will materialize or be sufficient to cover the obligatory payments under the Dutchess Note. The Company may also cover the shortfall by issuing its registered shares to Dutchess that Dutchess may sell into the market under the Equity Line of Credit with Dutchess. If by that time, the market in the Company’s share continues to be thin and illiquid and Dutchess elects to sell the shares into the market, the price of the Company’s stock may experience a sharp fall which may result in a significant dilution to the Company’s stockholders.

Cash flow

Cash (used in)/provided by operating activities during the periods ended March 31, 2007 and 2006 amounted to $(938,902) and $(166,311), respectively.  Significant cash outflow for the three months of 2007, as compared to the respective period of 2006, was primarily caused by the larger net loss of $(218,687) from $(55,983) in 2006, increase in accounts receivable of $(127,134) vs. a reduction of $57,183 in 2006, decrease in accounts payable of  ($317,047) vs. an increase of $46,504 in 2006, $(304,315) reduction in prepayments for oil and gas vs. a reduction of $(147,551) in 2006, a reduction in other accounts payable of ($284,358) vs. a reduction of $(215,160) in 2006 and growth in taxes receivable of $(105,868) vs. a growth of $(34,820) in 2006.

During the three months ended March 31, 2007 cash provided by financing activities in an amount of $3,139,504 was due to financing obtained under the convertible notes received in the amount of $836,200 and net proceeds of the Dutchess Note of $2,285,425.

During the three months ended March 31, 2007, the Company made capital expenditures of $916,635 most of which mainly represented the completion costs of Well #21 of Karaikozovsk property while during the three months ended March 31, 2006, the capital expenditures amounted to $186,112 which mainly represented the workovers of Wells #2 and #3. During the three months ended March 31, 2007, the capital expenditures were mainly financed by the proceeds of the convertible debentures.

Cash Requirements

The Company anticipates it will require approximately $6,000,000 in 2007 to implement its capital expenditure program for the properties covered by the licenses, construction of infrastructure for Karaikozovsk and Rakitnyansk blocks, as well as the continuation of drilling of Well#1 on Peremyshlyansk property. The Company believes it will be able to raise these funds through equity, debt and convertible debt financing; however, there is no assurance that such funds will be raised and no certainty as to when such funds may be raised or on what terms.

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

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 2 of the Notes to Consolidated Financial Statements.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $218,687 during the period ended March 31, 2007, and, as of March 31, 2007, the Company’s current liabilities exceeded its current assets by $1,782,354. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2006 consolidated financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The prevailing exchange rates as at March 31, 2007 and December 31, 2006 were approximately 1 U.S. dollar to $5.0500 Ukrainian Hrivnas. For the periods ended March 31, 2007 and 2006, the average exchange rate for 1 U.S. dollar was $5.0500 1Ukrainian Hrivnas, respectively.

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

Oil and Gas Reserve Information

As of March 31, 2007, we have not been able to estimate the quantity of proved reserves within the meaning of Rule 4-10(a) of Regulation S-X. We plan to estimate our proved reserves for Karaikozovsk block in 2007 once we complete Well #21 of Karaikozovsk block.  The Company has hired independent geologists to review these calculations.

Successful Efforts Method of Accounting

We will follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 2 of the Notes to Consolidated Financial Statements, following the completion of construction works on well #21 and launching it into commercial production. This accounting method has a pervasive effect on our reported financial position and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and its consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

Esko Pivnich

JSC Ukrneft, Okhtirkaneftegas– In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, with respect to the advance paid by the Company in 2002 in amount of $198,880 to complete certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 3 and 6). In April 2004 after a number of hearings by courts of different circuits, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance to the Company without further delays. Despite this final ruling of the Supreme Court, as of November 13, 2006 the balance has not been paid. The Company plans to void PSA # 01-SD and to offset the amount due to it against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2007.

DP NAK Nedra Ukraini Poltavnaftogasgeologiya – In 2006 The Company sued Poltavneftegasgeologiya for expected profits in the amount of $474,053 resulting from a refusal of Poltavneftegasgeologiya to execute its obligations under the terms of  PSA # 01-SD. The Court of Poltavskiy region has ruled in the Company’s favor and obliged Poltavneftegasgeologiya to pay the Company amount of $356,994. Poltavneftegasgeoligia has filed a appeal with inter-regional court of Kiev city. As of May 11, 2007, no new hearings took place and according to management’s estimates there is a high possibility of wining the case. Pending final resolution of this matter, the Company has not recorded this as income.

Taxes – During 2004 the Company was audited by the State Tax Inspection of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties thereon in the aggregate amount of $598,324 related to FY2003 and FY2002. The amounts were accrued in the consolidated financial statements in full. Esko Pivnich appealed against the decision to the Civil Court of Kiev and the matter was ruled in favor of Esko Pivnich. Since the initial appeal was ruled in favor of the Company, no correspondence from the Supreme court of Kiev has been received and a favorable legal precedent has been established, the Company believes that it has excellent chances of prevailing in this case.  Despite the applicability of FIN48 in this situation, the Company chose not to reverse the accrued provision at this time due to the unpredictability of the local government actions. The Company will not reverse the accrued liability until there is a final court decision that cannot be appealed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first 3 months of 2007, the Company raised $17,879 from private placements of 22,146 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933. The proceeds from this offering were used for working capital and general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on March 28, 2007.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Consolidated Balance Sheets as of March 31, 2007and December 31, 2006

Consolidated   Statements of Changes in Stockholders’ Equity (Capital Deficit) for the three months ended March 31, 2007

Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2007 and 2006.

Notes to the Consolidated Financial Statements for the periods ended March 31, 2007 and December 31, 2006

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

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: May 15, 2007	Konstantin Tsirulnikov
President and Chief Executive Officer