Form 10QSB
period 2007-06-30
SUNRISE ENERGY RESOURCES INC
filed 2007-08-14
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six months ended
June 30, 2007

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11248

SUNRISE ENERGY RESOURСES, INC.
(Name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

551 Fifth Avenue, Suite 2020
New York, New York	10017
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (646) 8258083

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

State issuer’s revenues for its most recent fiscal year: $ 1,874,207.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 14, 2007 within past 60 days: $11,137,091.

As of August 14, 2007, the Registrant had 18,328,455 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐;  No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-QSB

PART I.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	June 30, 2007	December 31, 2006
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$201,366	$203,146
Accounts receivable – related party	312,824	165,492
Other accounts receivable and prepayments	1,057,004	1,014,849
Inventories	32,497	341,013
Other current assets	124,492
Taxes receivable	1,497,422	1,029,565

Total current assets	3,225,605	2,754,065

NONCURRENT ASSETS
Property, plant and equipment, net	8,509,214	5,472,450
Lease/concession acquisition cost	134,642	161,570
Long-term financial investments	77,534	3,513
Deferred tax asset	71,830	72,417

TOTAL ASSETS	$12,018,825	$8,464,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$225,863	$237,358
Accounts payable – related party	738,214	764,645
Taxes payable	1,011,847	944,670
Short term notes payable	2,406,464	19,598
Other accounts payable and accruals	1,031,427	1,275,416
Other accounts payable – related party	275,091	275,091
Prepayments for oil and gas	434,699	572,974
Interest payable	365,547	152,354
Interest payable-related party	59,115	56,866
Profit interest payable	18,290	58,946

Total current liabilities	6,566,557	4,357,918

Long term notes payable	5,025,347	4,169,147
Long-term payable to related party	1,391,900	1,391,900

Commitments and Contingencies (Note 25)	-	-

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 18,300,288 and 17,161,014 issued and outstanding as of June 30, 2007 and December 31, 2006	18,300	17,161
Additional Paid in Capital (Deficit)	1,242,535	80,824
Retained earnings (Accumulated deficit)	(2,193,622)	(1,520,742)
Accumulated other comprehensive (loss) - foreign currency	(32,192)	(32,192)
Total stockholders' equity (deficit)	(964,979)	(1,454,949)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,018,825	$8,464,015

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES

Produced oil & gas	$488,758	$529,732	$1,072,874	$815,184
Purchased oil & gas	122,680		122,680	120,174
Total	611,438	529,732	1,195,554	935,358

COST OF SALES	(94,523)		(94,523)	(116,637)

	516,916	529,732	1,101,031	818,721

Operating expenses	(451,784)	(197,903)	(768,899)	(328,506)
Depreciation expense	(94,842)	(79,993)	(140,890)	(149,963)

Bad debt (expense) recovery	-	(5,149)	-	21,144

Other operating income (expenses), net	183,554	(9,305)	203,704	4,958
Sales, general and administrative expenses	(273,824)	(234,450)	(552,165)	(352,664)

OPERATING INCOME (LOSS)	(119,980)	2,932	(157,219)	13,690

OTHER INCOME (EXPENSE)

Interest income (expense), net	(289,021)	(50,504)	(411,338)	(92,403)
PSA working interest expense	(41,192)		(41,192)
Foreign exchange (loss)	(3,432)	(6,977)	(17,439)	(6,977)
Other income (expense_	3,074		(8,488)

LOSS BEFORE TAX	(450,551)	(54,549)	(635,676)	(85,690)

INCOME TAX	(3,643)	(32,893)	(37,205)	(57,735)

NET LOSS	$(454,194)	$(87,442)	$(672,881)	$(143,425)

BASIC (LOSS) EARNINGS PER SHARE	$(0.03)	$(0.01)	$(0.04)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,766,724	17,161,014	17,730,651	17,080,507

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common		Additional	Retained	Accumulated	Total
	Stock		Paid-in	Earnings	Other	Stockholder's
			Capital		Comprehensive	Equity
	Shares	Amount		(Accumulated		(Capital
				Deficit)	(Loss)	Deficit)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	(15,623)	(594,905)	-	(593,528)

Net (loss for the year)	-	-	-	(586,795)	-	(586,795)
Other Comprehensive loss for the year	-	-	-	-	$(32,192)	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	17,000	(15,623)	(1,181,700)	(32,192)	(1,212,515)

Common stock issued upon Pari acquisition	161,014	161				161
Additional paid-in capital on Pari acquisition			96,447			96,447
Net income (loss) for the year				(339,042)		(339,042)

BALANCE, DECEMBER 31, 2006	17,161,014	17,161	80,824	(1,520,742)	(32,192)	(1,454,949)

Private placement of shares	1,089,274	1,089	1,034,261			1,035,351
Shares issued for services	50,000	50	127,450			127,500
Net income (loss) for the six months	-	-	-	(672,881)	-	(672,881)

BALANCE, JUNE 30, 2007	18,300,288	$18,300	$1,242,535	$(2,193,623)	$(32,192)	$(964,979)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the six months ended June 30,
	2007	2006

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss from continuing operations for the period	$(672,881)	$(143,425)
Adjustments to reconcile net loss from continuing operations to net cash in operating activities:

Depreciation expense	140,890	149,963
Supplier’s fines and penalties accruals	-	-
Provision for doubtful accounts	(39,007)	(21,145)
Deferred tax (gain)	587	(16,460)
Net imputed interest expense (income)	161,442	23,263
Other non-monetary expenses	3,008

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(108,325)	486,840
(Increase) Decrease in other accounts receivable and prepayments	(42,155)	(98,446)
(Increase) Decrease in inventories	308,516	(383,259)
(Increase) Decrease in taxes receivable	(467,857)	(321,399)
(Decrease) Increase in accounts payable	(37,926)	(397,796)
(Decrease) Increase in taxes payable	67,177	95,182
(Decrease) Increase in other accounts payable and accruals	(243,989)	71,125
(Decrease) Increase in prepayments for oil and gas	(138,275)	(188,605)
(Decrease) Increase in profit sharing agreement dividend payable	(40,656)
(Decrease) Increase in interest payable	215,441	26,528
NET CASH FLOW FROM OPERATING ACTIVITIES	(894,010)	(717,634)

CASH PROVIDED BY FINANCING ACTIVITIES:
Short term notes received	2,285,425
Short term notes repaid	(60,000)
Long term loans received		1,112,000
Proceeds from share issuance	1,035,351
Promissory notes issued	856,200	1,417,000
Short term loans repaid		(514,851)
NET CASHFLOW FROM FINANCING ACTIVITIES	4,116,976	2,014,149

CASH USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,150,725)	(1,268,043)
Long term investment purchased	(74,022)
Cash inflow on the acquisition of Pari, Ltd.		4,549
NET CASH FLOW FROM INVESTING ACTIVITIES	(3,224,747)	(1,263,494)

Effect of exchange rate changes	-	-

INCREASE (DECREASE) IN CASH	(1,780)	33,021
CASH, at the beginning of the period	203,146	3,419

CASH, at the end of the period	$201,366	$36,440

INCOME TAX PAID	$(40,550)	$(23,387)
INTEREST PAID IN CASH	$0	$(74,195)

Non-cash investing and financing transactions:
Issuance of common stock for acquisition of Pari, Ltd.	$-	$96,608
Issuance of common stock to Dutchess Private Equity Fund for placement agency services	127,500	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

1.        NATURE OF BUSINESS

All operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari, Ltd. (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC). Esko Pivnich and Pari are engaged in oil and gas exploration and production in the country of Ukraine. During the second quarter of 2007 the Company revenues were derived exclusively from Esko Pivnich’s activities on Karaikozovsk block in Eastern Ukraine where the Company was producing from 2 wells internally labeled #2 and #3. In February 2007, the Company completed a third well on Karaikozovsk block, the internally labeled #21.

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

The Company is currently negotiating the terms of  production sharing agreements on Rakitnyansk and Rogan leases in the Eastern Ukraine by Pari and Peremyshlyansk, Niklovitsk, Pilipivsk and Sheremetyevsk field leases held by Pari in the Western Ukraine. In the event, the Company does not enter into any production sharing agreements with respect to remaining properties, EP shall be responsible for 100% of the capital expenditures on such properties and, accordingly, 100% of the profits or losses from wells drilled on these properties shall accrue to the Company.

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

As at June 30, 2007 and December 31, 2006 the company employed 50 people.

2.        PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation–The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $672,881 during the six months ended June 30, 2007, and, as of June 30, 2007 the Company's current liabilities exceeded its current assets by $3,340,952. Additionally, to fully develop the area covered by the Licenses, the Company would require substantial amounts in additional funding.

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

The prevailing exchange rates as at June 30, 2007 and December 31, 2006 were approximately 1 U.S. dollar to 5.0500 Ukrainian Hrivnas. For the periods ended June 30, 2007 and 2006, the average exchange rate for 1U.S. dollar was $5.0500 and $5.0500 Ukrainian Hrivnas, respectively.

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

Production and related overhead costs are expensed as incurred. Depreciation of assets not directly associated with oil production and certain workover costs on properties subject to time limited licenses has been calculated on a straight-line basis over the economic lives of such assets, estimated to be in the following ranges:

Oil and Gas Facilities	2 years
Improvements and Workover Costs
Office Improvements	4 – 5 years
Computer Equipment	3 years

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

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of June 30, 2007 and December 31, 2006 consisted mainly of the UAH and USD denominated current accounts.

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

FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes. We adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 169, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statements disclosure of tax positions taken or expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Despite the applicability of FIN48 to the above situation with the Company chose not to reverse the accrued provision at this time due to the unpredictability of the local government actions. The Company will not reverse the accrued liability until there is a final court decision that cannot be appealed.

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

5.        ACCOUNTS RECEIVABLE, related party

Accounts receivable as of June 30, 2007 and December 31, 2006 consisted of $312,824 and $165,492, respectively. These amounts were due from CJSC Infox, and resulted from several crude oil shipments which took place during 2003 and 2004. Management of the Company believes this amount will be paid during 2007.

6.        OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of June 30, 2007 and December 31, 2006 consisted of the following:

	6/30/2007	12/31/2006

Vixen JLM	$466,515	$495,030
Okhtirkaneftegas	198,880	198,880
Poltavaneftegasgeologiya	79,678	8,713
Other	311,931	312,226
Total	$1,057,004	$1,014,849

The advance paid to Vixen JLM relates to well casings for construction workovers. The amount paid to Okhtirkaneftegas is currently pending litigation (Note 25) though no provision was accrued on it based on the management estimates of the possibility to offset this amount through cancellation of PSA# 01-SD agreement with Okhtirkaneftegas during 2007.

7.        INVENTORIES

Inventories as of as of June 30, 2007 and December 31, 2006 consisted of the following:

	6/30/2007	12/31/2006

Crude oil – at cost	$32,497	$341,013
Total	$32,497	$341,013

Inventories as of June 30, 2007 and December 31, 2006 are represented by the balances of crude oil produced internally in the total amount of 742 bbls and 6,285 bbls, for the respective period.

8.        TAXES RECEIVABLE

Taxes receivable as of June 30, 2007 and December 31, 2006 consisted of the following:

	6/30/2007	12/31/2006

VAT receivable	$1,489,868	$1,000,715
Other prepaid tax	7,554	28,850
Total	$1,497,422	$1,029,565

Taxes receivable balances are represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2007 and December 31, 2006 consisted of the following:

	6/30/2007	12/31/2006
Oil & gas facilities improvements and work over costs	$4,953,569	1,660,103
Office equipment	41,976	39,572
Construction in progress	4,784,513	4,933,429
Total	9,780,058	6,633,103

Accumulated Depreciation	(1,270,844)	(1,160,653)
Net Book Value	$8,509,214	$5,472,450

10.      LEASE /CONCESSION ACQUISITION COST

As of June 30, 2007, the Lease/Concession acquisition cost of $134,642 is stated net of amortization accrued and represents the implied value of the exploration licenses for the Peremishlyansk, Niklovitsk, Chukvinsk, Sheremetivsk and Pilipivsk properties held by Pari, Ltd  (Note 25).

11.      LONG-TERM FINANCIAL INVESTMENT

As at June 30, 2007, long-term investments consisted of $75,554 investment into a production sharing agreement with Galateya Ltd. on Chukvinsk block located in Western Ukraine. The investment was made by Pari, a wholly owned subsidiary of the Company in the form of pipes for future wells to be drilled on the property.  Since the investment was made, no activity has taken place in the PSA and the pipes were carried at cost. Pari has a 51% interest in the PSA. However, Pari does not have operating control of the field and does not exercise any significant influence.

The balance of the long-term investment as of June 30, 2007 and December 31, 2006 represents 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

12.      INCOME TAX

The Company’s provision for income tax for the periods ended June 30, 2007 and December 31, 2006 is as follows:

	6/30/2007	12/31/2006

Current tax	$29,845	$64,752
Deferred tax gain	7,360	(9,668)
Total income tax expense (benefit)	$37,205	$55,085

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods ended June 30, 2007 and December 31, 2006 in the Company’s deferred tax position is as follows:

	6/30/2007	12/31/2006

Net asset at the beginning of the period	$71,830	$72,417
Charged to income for the period	(587)	9,667
Net asset at the end of the period	$71,243	$82,084

The tax effect on any substantial temporary differences, which give rise to the deferred tax assets as at June 30, 2007 and December 31, 2006 is presented below:

	6/30/2007	12/31/2006
Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$46,931	$85,937
Valuation of VAT receivable	107,691	75,343
Low value items written off	2,587	1,755
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian low	128,689	126,633
Total	$285,898	$289,668

The deferred tax assets as at June 30, 2007 and December 31, 2006, calculated at effective Ukrainian income tax rate of 25%, consists of the following:

	6/30/2007	12/31/2006
Deferred tax assets
Provision for doubtful receivables	$11,733	$21,485
Valuation of VAT receivable	27,278	18,836
Low value items written off	647	439
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian low	32,172	31,657
Total	$71,830	$72,417

The taxation charge for the respective period is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	6/30/2007	12/31/2006

(Loss) before income tax and minority interest	$(635,676)	$(283,957)
Theoretical income tax benefit at statutory rate of 25%	(158,919)	(70,989)
Adjustments due to:
Tax effect of (expenses) that are not deductible in determining taxable profit	196,124	126,074

Income tax (benefit)	$37,205	$55,085

As of June 30, 2007 and December 31, 2006 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, the Company has a net operating loss carry forward of over $2,000,000 which expires in periods from 2021 to 2024. As a result, the company has a deferred tax asset of approximately $700,000.   This has been fully reserved because realization cannot be assured.

13.     ACCOUNTS PAYABLE

Accounts payable as of June 30, 2007 and December 31, 2006 consisted of the following:

	6/30/2007	12/31/2006

Accounts payable	$225,863	$237,358

CJSC Infox, related party	738,214	764,645
Total	$964,077	$1,002,003

Third party accounts payable balances as of June 30, 2007 and December 31, 2006 were comprised mostly of payments due to Okhtirkaneftegas and Kachanovsky GPZ for services provided in the amounts of $195,969 (2006: $204,476) and $29,894 (2006: $32,882), respectively.

The amounts of $738,214 and $764,645, payable to CJSC Infox (a related party), as of June 30, 2007 and December 31, 2006, respectively, generally relate to well reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

 14.    TAXES PAYABLE

Taxes payable as of June 30, 2007 and December 31, 2006 consisted of the following:

	6/30/2007	12/31/2006

Fines and penalties	$598,325	$598,682
VAT	354,106	290,982
Profit tax	-	302
Exploration tax	35,734	29,898
Resource Tax	12,692	18,658
Social insurance	5,319	3,799
Personal income tax	1,957	1,424
Other taxes	3,714	925
Total	$1,011,847	$944,670

Taxes payable as June 30, 2007 represent fines and penalties accrued in connection with litigation described in Note 25, and VAT payable relates mostly to sales made in 2007. As discussed in Note 25 with respect to the accrued fines and penalties of $598,325, although the Company has prevailed in the appellate hearing on this matter, the tax authorities filed a counter-appeal.  There has recently been a favorable legal precedent where another Ukrainian oil and gas producer prevailed in a similar matter and was cleared of all fines and penalties. Despite the applicability of FIN48 the Company chose not to reverse the accrued provision at this time due to the unpredictability of the local government actions. The Company will not reverse the accrued liability until there is a final court decision that cannot be appealed.

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

The Company recognised the issuance discount of $267,700 resulting from the difference between the face amount of the Dutchess Note of $2,553,125 and net proceeds to the Company of $2,285,425. The above discount is being amortized to interest expense using the effective interest method over the expected term of the Dutchess Note. The Company amortized $161,442 of this amount during six months of 2007. In addition, the Company repaid $60,000 of the Dutchess Note during the first 6 months of 2007.

On the Dutchess Note closing date the Company recognized the value of 50,000 Dutchess Shares at the closing price of $2.55 per share which was equivalent to $127,500. This amount was recorded as a deferred cost in the Current Assets section of the balance sheet. The Company is amortizing the above amount over the expected term of the Dutchess Note pro-rata with the coupon payments to Dutchess. During the six months of 2007, the Company recognized an expense of $3,008 relating to Dutchess Shares.

Other promissory notes

Short term promissory notes outstanding as of June 30, 2007 and December 31, 2006, issued in November 2002 at no interest, were payable by November 5, 2005. These notes in the amounts of $14,257 and $5,341, are payable to Astark and Sipay, respectively. As of June 30, 2007 the holders of the notes had not called for the repayment of the respective amounts.  Any valuation adjustment due to the lack of interest has not been calculated, however, such amounts, if any, are not considered to have a material effect on these financial statements.

16.      OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of June 30, 2007 and December 31, 2006 consisted of the following:

	6/30/2007	12/31/2006

ZakhidUkrGeology	$367,092	297,204
Chernigovneftegasgeology	71,886	$325,660
Other	592,449	652,552
Sub total	1,031,427	1,275,416

Advances from former shareholders	275,091	275,091
Total	$1,306,518	$1,550,507

Other accounts payable and accruals as of June 30, 2007 and December 31, 2006 consisted mostly of advances from former shareholders and other non-recurring research and development, geological and exploration works, as well as payroll, short-term advances to employees and other prepayments for repair and constructions services.

Amounts of $367,092 (2006: $297,204) and $71,886 (2006: $325,660) represents payables to ZakhidUkrGeology and Chernigovneftegasgeology for the recurring research and development, geological and exploration works.

The amount of $275,091 (2006: $275,091) represents advances from shareholders with no specific terms, which were made to the Company in the most part during 2005.

17.      PREPAYMENTS FOR OIL AND GAS

Prepayments for oil and gas as of June 30, 2007 and December 31, 2006 were $434,699 and $572,974, respectively and consisted of $none (2006: $316,040), $237,624 (2006: $none), $108,775 (2006: $191,010), $39,604 (2006: $none), $none (2006: $49,805) and $48,696 (2006: $16,119) payable to Ukrgazenergo, Montazhtransgas, Angronafta, Agrotemp, Atlantis Techno and other, respectively.

18.      INTEREST PAYABLE

Interest payable as of June 30, 2007 and December, 31 2006, consisted of the following:

	6/30/2007	12/31/2006

Millington Solutions Limited – Convertible notes	$342,232	$152,354

Related parties
Long term loan – Zaccam Trading, related Party	$59,954	$38,120
Interest accrued on advances received from former shareholders	22,476	18,746
Subtotal related parties	$82,430	$56,866

Total	$424,662	$209,221

Long term loan from Zaccam Trading, a related party, at 3% per annum (Note 20) was obtained in 2006. Interest accrued on amounts payable to former shareholders represents weighted average LIBOR rate for the periods ended June 30, 2007 and December 31, 2006.

19.      PROFIT INTEREST PAYABLE

As of June 30, 2007 and December 31, 2006, profit interest of  $18,290 (2006:58,946) is payable to Poltavaneftegasgeologiya and represents an amount that was accrued and partially paid by the Company in respect to profits earned during 2002, and is calculated in accordance with PSA # 01-SD dated April 26, 2000 (Note 24).

20.     LONG TERM PAYABLES

Long term payables as of June 30, 2007 and December 31, 2006 consisted of the following:

Lender/Note	Coupon Rate	Conv. Price	Issue date/ Effective	Due not earlier	6/30/2007	12/31/2006
		$/share	Date	than

Fort Trade			Nov- 2004	Nov- 2009	$465,347	$465,347
					$465,347	$465,347
Millington Solutions Ltd.
CD-1001	10%	$2.20	03/30/2006	03/30/2009	917,200	917,200
СD-1009	10%	$2.20	06/6/2006	06/6/2009	1,990,200	1,990,200
CD-1011	6%	$1.40	07/25/2006	07/25/2009	805,900	796,400
CD-1013	7%	$3.00	02/01/2007	02/01/2010	846,700	-
					$4,560,000	$3,703,800
Related parties
Zaccam Trading, Ltd.			03/5/2005	03/5/2015	$1,391,900	$1,391,900
					$1,391,900	$1,391,900

Total					$6,417,247	$5,561,047

Fort Trade

As of June 30, 2007 and December 31, 2006, the amount of $465,347 represented interest free note payable for geological and research services rendered by Fort Trade during 2004.

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

21.      MILLINGTON CONVERTIBLE DEBENTURE VALUATION

The management believes that apart from the embedded conversion option the convertible debentures issued by the Company to Millington Solutions Ltd. do not have any other embedded derivatives. As can be seen from the following table, at the time of issuance, all embedded conversion features were far out of the money:

Convertible Debenture	Coupon Rate	Conv. Price	Maximum Price*	Average Price*	Negative Intrinsic Value**	First Tranche	Last Tranche
		$/share				Date	Date

CD-1001	10%	$2.20	$0.85	$0.85	(61%)	4/5/2006	5/30/2006
СD-1009	10%	$2.20	$1.00	$0.73	(55%)	6/18/2006	10/1/2006
CD-1011	6%	$1.40	$1.00	$0.83	(29%)	9/21/2006	1/26/2007
CD-1013	7%	$3.00	$2.50	$2.65	(17%)	2/12/2007	6/22/2007

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
•
All tranches of CD-1001, CD-1009 and CD-1011 were originally issued with the conversion feature being out of the money. Despite having been in the money during July-August of 2007, none of the tranches of CD-1001, CD-1009 and CD-1011 have been converted as of the date of this filing primarily due to the limited liquidity of the stock.

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

For the period from March 1, 2007 to June 30, 2007 during which the Company’s shares traded in the range from $2.50 to $2.65 per share the daily volatility assumption was 1.67%. In addition, the annualized risk-free rate of 5% was assumed. Using the above base assumptions, and assuming that the convertibles would be outstanding for 3 years before they are converted i.e. no early conversion, the fair value of the conversion feature of the convertible debentures outstanding on June 30, 2007 on the issuance day would be $199,582.  The fair value of the same convertible debentures on June 30, 2007 given the closing price of $2.55 on that date and using the assumption that debentures with the conversion price of $2.20 (CD-1001 and CD-1009) would be converted within 270 days by December 31, 2007, debentures with the conversion price of $1.40 (CD-1011) would be converted within 180 days while debentures with the conversion price of $3.00 would be converted within 365 days. Based on these assumptions the aggregate value of the conversion features related to the beneficial conversion amounts to $1,435,248. To comply with SFAS No. 155, the Company would need to record a loss of $1,235,666 from change in fair value of convertible debt instrument and increase the carrying value of the convertible debentures in the liabilities’ section of the Company’s balance sheet by the same amount. The Company believes that recording imaginary and estimated gains or losses would cause the financial statements to be misleading.

22.      SHAREHOLDERS’ EQUITY

During the first 6 months of 2007, the Company placed 1,089,274 of unregistered shares with non-US investors for the total net proceeds to the Company of $1,035,351. The placement was made in reliance on Regulation S as promulgated under the Securities Act of 1933. The placement continued during third quarter of 2007.

No dividends were declared or paid by the Company during the periods ended June 30, 2007 and December 31, 2006.

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

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited) (in US dollars, except per share amounts)

Net loss attributable to common stockholders	$(672,881)	$(143,425)

Weighted average common shares outstanding, basic	17,730,651	17,080,507
Loss per common share, basic	$(0.04)	$(0.01)

Weighted average common shares outstanding, diluted	17,730,651	17,080,507
Loss per common share, diluted	$(0.04)	$(0.01)

24.      RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of   June 30, 2007 and December 31, 2006 see Notes 4, 5, 13, 17, 19 and 21.

As of June 30, 2007 and December 31, 2006, the total amounts of $312,824 and $165,492 were due from CJSC Infox, related party.  Similarly, the total amounts of $738,214 and $764,645, respectively, payable to CJSC Infox (a related party), were mostly on account of wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company’s subsidiaries EP and Pari.

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

Lease commitments – The Company leases office space on a yearly basis and the rent is disclosed in other notes. The Company’s future lease commitments as of June 30, 2007 are as follows:

2007

Office rent – Esko Pivnich	$30,000
Office rent – Pari	10,400
$40,400

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

In April 2004 after a number of hearings in courts of different levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay outstanding balance without further delays. As of June 30, 2007 the balance had still not been collected. Company plans to terminate PSA # 01-SD and offset the above amount against future payments due to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2007.

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

Our sales to customers in excess of 5% were as follows:

	06/30/2007	06/30/2006

Agrotemp (oil produced)	$94,816	$396,312
Nafta Soyuz (oil produced)		221,193
Naftoimpex (oil produced)	385,542
Ukrgazenergo (oil produced)	263,366
Ukrtatnefta (oil produced)	189,769
Azov Oil Company (oil purchased)	122,680
Azov Oil Company (oil produced)	139,381
Torpeda (oil resold)		120,174
Torpeda (oil produced)		65,076
Spago TOV (oil produced)		51,396
Soyuz NPK (oil produced)		42,410
Okhtirkanaftogas (gas produced)		12,990
Other		25,807
Total	$1,195,554	$935,358

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

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the periods ended June 30, 2007 and 2006.

Management’s key objectives for six months period of 2007 were:

•	Complete drilling Well #21 of Karaikozovsk property;
•	Drill approximately 80% of the projected depth of Well #1 of the Company’s Peremyshlyansk property;
•	Complete construction of gas treatment plant and pipeline tie-in with the trunk gas pipeline at Well #21 of Karaikozovsk property;
•	Commence geological and research works on Rakitnyansk block;

We believe that these key objectives were achieved during the six months period of 2007. Our 2007 strategy for the Karaikozovsk field includes the launch of Well #21 during the third quarter of 2007. We also plan to continue the workovers on Well #1 of our Rakitnyansk property. In addition, we plan to finish drilling the exploration Well #1 of Peremyshlyansk block in 2007.We have hired Netherland Sewell & Associates to prepare a reserve report on Karaikozovsk property and we plan to complete this work before the end of 2007.

Current Activities

Karaikozovsk block

During six months of 2006 and 2007, our production predominantly came from Wells #2 and #3 of Karaikozovsk block. During the first 6 months of 2007 Well #21 was successfully completed and thoroughly tested. According to the tests, Well #21 may be expected to produce gas at the initial daily flow rate of approximately 4.0mmcfpd.

Rakitnyansk block

Well #1 of the Rakitnyansk block was drilled in 2002 to the depth of approximately 4560m (15,000 ft) by Poltavaneftegazgeologiya, which held the license for Rakitnyansk block prior to Esko Pivnich. Poltavaneftegazgeologiya currently acts as Sunrise Energy's PSA partner on the Rakitnyansk block. During the first six months of 2007, the Company has conducted extensive workovers and flow tests that exhibited flow rates of approximately 4.mmcfpd of natural gas, approximately 50 barrels of condensate per day on an 8mm choke.

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

Peremyshlyansk block

On March 20, 2006, Pari, Ltd., a wholly owned subsidiary of Sunrise Energy Resources, Inc., commenced the preparatory work to drill its first exploration well on the Peremishlyansk block. The drilling contract has been signed with GP "ZakhidUkrGeologiya", a Ukrainian drilling contractor. The well is designed to be approximately 3700m (12,139 ft) deep. As of June 30, 2007, the Company has drilled approximately 80% of the well.

Results of Operations

Oil and gas production and revenue

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited) (in US dollars, except production amounts)
Revenues
Revenue from sales of produced oil	$1,072,874	$802,194
Revenue from sales of resold oil	122,680	120,174
Revenue from sales of produced gas		12,990
Revenue, net	$1,195,554	$935,358

Oil sales, bbls
Produced oil	21,450	15,088
Resold oil	2,454	2,188
	23,904	17,276

Gas sales, mcf	-	14,178

Average daily production
Oil, bopd	119	83
Gas, mcfpd	-	79

Average selling prices
Oil, $/BBL	$50	$53.2
Gas, $/MCF	-	0.92

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil is sold at wellhead while the natural gas in 2006 was sold at Kachanovsk gas treatment plant where it was primed to pipeline grade. We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. The company did not incur any additional transportation expenses.

The crude oil balances as of June 30, 2007 and June 30, 2006 amounted to 742 and 1,382 Bbls, respectively.

Exploration

An exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended June 30, 2007 and 2006 we incurred $124,689 and $88,708, respectively in exploration expenses. The Company expects significant exploration expense in 2007-2008 due to the licenses obtained in 2004-2005, and significant investment obligations attached to them, based on the concluded license agreement with the Ministry of Resources of Ukraine (see above).

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements.As at the date of this report an independent reserve engineering study is being obtained.

Oil and gas production equipment and workover costs were the main contributor into the depreciation expense for the periods ended June 30, 2007 and 2006 in the total amounts of $140,890 and $149,963. The reduction in the depreciation expense during the six months period of 2007 as compared to the respective period of 2006 is primarily due to certain workover costs that were carried on the balance sheet in the as at June 30, 2006 were fully depreciated in 2006 while significant new fixed assets such as Well #21 and the gas treatment and separation facility were not yet launched into production in the first half of 2007 and, accordingly, no depreciation was charged in relation to such assets during first half of 2007.

Sales, general and administrative expenses

Sales, general and administrative expenses for the period ended June 30, 2007 increased to $552,165 from $352,664 in the period ended June 30, 2006 mainly due to the increase in payroll and related taxes to $217,108 (2006: $136,054), legal and audit services  of $94,491 (2006: $64,812) and other professional services of $83,262 (2006: $58,425).

Interest income (expense)

Interest expense (net) for the periods ended June 30, 2007 and 2006, amounted to $411,338 and $92,403, respectively. The increase was caused by additional $3,142,999 of convertible debentures bearing coupon rates from 6% to 10% per annum as well as the interest on the Dutchess Note financing.

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

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establish steady production of oil and gas in Ukraine. As at June 30, 2007, the Company had total current assets of $3,225,605 and total current liabilities of $6,566,557, respectively. As at June 30, 2007, the Company had cash balances of $201,366 and a working capital deficit of $3,340,952, respectively.

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

Cash flow

Cash used in operating activities during the periods ended June 30, 2007 and 2006 amounted to $(894,010) and $(717,634), respectively.  The increase in cash outflow during six months of 2007, as compared to the respective period of 2006, was primarily caused by the larger net loss of $(672,881) from $(143,425) in 2006, and an increase in accounts receivable of $(108,325) compared to a reduction of $486,840 in 2006.

During the six months ended June 30, 2007 cash provided by financing activities in an amount of $4,116,976 was due to financing obtained under the convertible notes received in the amount of $856,200, net proceeds of the Dutchess Note of $2,285,425 and net proceeds from the private placements of Sunrise shares of $1,035,351.

During the six months ended June 30, 2007, the Company made capital expenditures of $3,150,725 most of which mainly represented the completion costs of Well #21 of Karaikozovsk property and the construction costs of the gas/condensate treatment and separation facility while during the six months ended June 30, 2006, the capital expenditures amounted to $1,268,043 which mainly represented the drilling costs of Well #21 and workovers of Wells #2 and #3.

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

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 3 of the Notes to Consolidated Financial Statements.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $672,881 during the period ended June 30, 2007, and, as of June 30, 2007, the Company’s current liabilities exceeded its current assets by $3,340,952. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

The prevailing exchange rates as at June 30, 2007 and December 31, 2006 were approximately 1 U.S. dollar to $5.0500 Ukrainian Hrivnas. For the periods ended June 30, 2007 and 2006, the average exchange rate for 1 U.S. dollar was $5.0500 1Ukrainian Hrivnas, respectively.

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

Oil and Gas Reserve Information

As of June 30, 2007, we have not been able to estimate the quantity of proved reserves within the meaning of Rule 4-10(a) of Regulation S-X. We plan to estimate our proved reserves for Karaikozovsk block in 2007. The Company has hired independent geologists to review these calculations.

Successful Efforts Method of Accounting

We will follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 3 of the Notes to Consolidated Financial Statements, following the completion of construction works on well #21 and launching it into commercial production. This accounting method has a pervasive effect on our reported financial position and results of operations.

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

Currency Exchange Risk

Domestic sales of oil and gas in Ukraine are denominated in local currency (Hryvna) and converted to US$ for the financial statements presentation purposes. The US$ - Hryvna exchange rate may move adversely to affect domestic oil and gas prices. In addition, there can be no assurance that the Ukrainian authorities would not introduce price stabilization mechanisms which may adversely affect oil and gas prices in US$ terms for the Company. While many of Sunrise’s financial obligations are denominated in United States dollars, a number of foreign currency effects may arise from exchange rate movements. Sunrise does not engage in active speculative hedging to minimize exchange rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and its consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

Esko Pivnich

JSC Ukrneft, Okhtirkaneftegas– In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, with respect to the advance paid by the Company in 2002 in amount of $198,880 to complete certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 4 and 6). In April 2004 after a number of hearings by courts of different circuits, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay the outstanding balance to the Company without further delays. Despite this final ruling of the Supreme Court, as of August 14, 2007 the balance has not been paid. The Company plans to void PSA # 01-SD and to offset the amount due to it against amounts payable to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2007.

DP NAK Nedra Ukraini Poltavnaftogasgeologiya – In 2006 The Company sued Poltavneftegasgeologiya for expected profits in the amount of $474,053 resulting from a refusal of Poltavneftegasgeologiya to execute its obligations under the terms of  PSA # 01-SD. The Court of Poltavskiy region has ruled in the Company’s favor and obliged Poltavneftegasgeologiya to pay the Company amount of $356,994. Poltavneftegasgeoligia has filed a appeal with inter-regional court of Kiev city. As of August 14, 2007, no new hearings took place and according to management’s estimates there is a high possibility of wining the case. Pending final resolution of this matter, the Company has not recorded this as income.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first 6 months of 2007, the Company raised $1,035,351 from private placements of 1,089,274 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933. The proceeds from this offering were used for working capital and general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on July 5, 2007.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Consolidated Balance Sheets as of June 30, 2007and December 31, 2006

Consolidated   Statements of Changes in Stockholders’ Equity (Capital Deficit) for the six months ended June 30, 2007

Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2007 and    2006.

Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006.

Notes to the Consolidated Financial Statements for the periods ended June 30, 2007 and December 31, 2006.

Exhibit
Number	Description	Incorporation by Reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: August 14 , 2007	Konstantin Tsirulnikov
President and Chief Executive Officer