Form 10QSB
period 2007-09-30
SUNRISE ENERGY RESOURCES INC
filed 2007-11-14
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine months ended
September 30, 2007

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

Registrant’s telephone number, including area code: (917) 4634210

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 14, 2007 within past 60 days: $14,357,306.

As of November 14, 2007, the Registrant had 20,072,605 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-QSB

PART I.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	September 30, 2007	December 31, 2006
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$51,094	$203,146
Accounts receivable – related party	263,715	165,492
Other accounts receivable and prepayments	921,853	1,014,849
Inventories	11,181	341,013
Other current assets	72,764
Taxes receivable	1,750,901	1,029,565

Total current assets	3,071,508	2,754,065

NONCURRENT ASSETS
Property, plant and equipment, net	10,078,032	5,472,450
Lease/concession acquisition cost	121,178	161,570
Long-term financial investments	77,535	3,513
Deferred tax asset	75,599	72,417

TOTAL ASSETS	$13,423,852	$8,464,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$230,098	$237,358
Accounts payable – related party	1,480,789	764,645
Taxes payable	1,168,048	944,670
Short term notes payable	1,740,957	19,598
Other accounts payable and accruals	963,364	1,275,416
Other accounts payable – related party	275,091	275,091
Prepayments for oil and gas	310,302	572,974
Interest payable	465,119	152,354
Interest payable-related party	69,786	56,866
Profit interest payable	17,997	58,946

Total current liabilities	6,721,551	4,357,918

Long term notes payable	5,025,346	4,169,147
Long-term payable to related party	1,391,900	1,391,900

Commitments and Contingencies (Note 25)	-	-

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 20,072,605 and 17,161,014 issued and outstanding as of September 30, 2007 and December 31, 2006	20,073	17,161
Additional Paid in Capital	3,012,908	80,824
Retained earnings (Accumulated deficit)	(2,715,734)	(1,520,742)
Accumulated other comprehensive (loss) - foreign currency	(32,192)	(32,192)
Total stockholders' equity (deficit)	285,055	(1,454,949)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,423,852	$8,464,015

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended		For the nine months ended

	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Produced oil & gas	$807,032	$518,485	$1,879,906	$1,333,669
Purchased oil & gas	267,110		389,790	120,174
Total	1,074,142	518,485	2,269,696	1,453,843

COST OF SALES	(260,002)		(354,525)	(116,637)

	814,140	518,485	1,915,171	1,337,206

Operating expenses	(477,531)	(198,354)	(1,246,430)	(526,860)
Depreciation and Depletion expense	(200,773)	(79,936)	(341,663)	(229,899)
Bad debt (expense) recovery		1,387	-	22,531
Other operating income (expenses), net	27,447	(11,781)	231,151	(6,823)
Sales, general and administrative expenses	(334,890)	(191,223)	(887,055)	(543,887)

OPERATING INCOME (LOSS)	(171,608)	38,578	(328,826)	52,268

OTHER INCOME (EXPENSE)

Interest income (expense), net	(275,758)	(89,976)	(687,095)	(182,379)
PSA working interest expense			(41,193)
Foreign exchange (loss)	(7,039)	(8,852)	(24,479)	(15,829)
Other income (expense)			(72,380)

LOSS BEFORE TAX	(454,406)	(60,250)	(1,153,973)	(145,940)

INCOME TAX	(3,814)	(10,822)	(41,019)	(68,557)

NET LOSS	$(458,219)	$(71,072)	$(1,194,992)	$(214,497)

BASIC (LOSS) EARNINGS PER SHARE	$(0.02)	$(0.00)	$(0.07)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,186,447	17,137,422	18,191,767	17,137,422

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

					Accumulated	Total
	Common		Additional	Retained	Other	Stockholder's
	Stock		Paid-in	Earnings	Comprehensive	Equity
	Shares	Amount	Capital	(Accumulated Deficit)	(Loss)	(Capital Deficit)

BALANCE, DECEMBER 31, 2004	17,000,000	17,000	(15,623)	(594,905)	-	(593,528)

Net (loss for the year)	-	-	-	(586,795)	-	(586,795)
Other Comprehensive loss for the year	-	-	-	-	$(32,192)	(32,192)

BALANCE, DECEMBER 31, 2005	17,000,000	17,000	(15,623)	(1,181,700)	(32,192)	(1,212,515)

Common stock issued upon Pari acquisition	161,014	161				161
Additional paid-in capital on Pari acquisition			96,447			96,447
Net income (loss) for the year				(339,042)		(339,042)

BALANCE, DECEMBER 31, 2006	17,161,014	17,161	80,824	(1,520,742)	(32,192)	(1,454,949)

Private placement of shares	2,861,591	2,862	2,804,634			2,807,496
Shares issued for services	50,000	50	127,450			127,500
Net income (loss) for the nine months				(1,194,992)		(1,194,992)

BALANCE, SEPTEMBER 30, 2007	20,072,605	20,073	3,012,908	(2,715,734)	$(32,192)	285,055

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the nine months ended September 30,
	2007		2006

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss from continuing operations for the period		$(1,194,992)	$(214,497)
Adjustments to reconcile net loss from continuing operations to net cash in operating activities:

Depreciation expense		341,663	229,899
Supplier’s fines and penalties accruals		-	-
Provision for doubtful accounts			(22,531)
Deferred tax (gain)		(3,182)	(24,730)
Net imputed interest expense (income)		308,597	42,640
Ammortization of shares issued for services		56,602
Other non-monetary expenses		237,678

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable		(98,223)	527,830
(Increase) Decrease in other accounts receivable and prepayments		91,130	(185,581)
(Increase) Decrease in inventories		329,832	(402,165)
(Increase) Decrease in taxes receivable		(721,336)	(589,103)
(Decrease) Increase in accounts payable		708,884	(384,273)
(Decrease) Increase in taxes payable		223,378	97,218
(Decrease) Increase in other accounts payable and accruals		(312,052)	378,390
(Decrease) Increase in prepayments for oil and gas		(262,672)	(216,755)
(Decrease) Increase in profit sharing agreement dividend payable		(40,949)	-
(Decrease) Increase in interest payable		325,686	97,432
NET CASH FLOW FROM OPERATING ACTIVITIES		$(9,956)	$(666,226)

CASH PROVIDED BY FINANCING ACTIVITIES:
Short term notes received		2,285,425
Short term notes repaid		(1,110,342)
Long term loans received			1,112,000
Proceeds from share issuance		2,807,496
Promissory notes issued		856,200	2,995,500
Short term loans repaid			(514,851)
NET CASHFLOW FROM FINANCING ACTIVITIES		4,838,779	3,592,649

CASH USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment		(4,906,852)	(2,922,497)
Long term investment purchased		(74,023)	(1,269)
Cash inflow on the acquisition of Pari, Ltd.			4,549
NET CASH FLOW FROM INVESTING ACTIVITIES		(4,980,875)	(2,919,217)

Effect of exchange rate changes		-	-

INCREASE (DECREASE) IN CASH		(152,052)	7,206
CASH, at the beginning of the period		203,146	3,419

CASH, at the end of the period		$51,094	$10,625

INCOME TAX PAID		$(46,153)	$(74,198)
INTEREST PAID IN CASH	$		$23,187

Non-cash investing and financing transactions:
Issuance of common stock for acquisition of Pari, Ltd.		$-	$96,608
Issuance of common stock to Dutchess Private Equity Fund for placement agency services		$127,500	$-
Issuance of promissory Note as payment for services to MI SWACO		$237,677

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

1.    NATURE OF BUSINESS

All operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari  (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC). Esko Pivnich and Pari are engaged in oil and gas exploration and production in the country of Ukraine. During nine months of 2007 the Company’s revenues were derived exclusively from Esko Pivnich’s activities on Karaikozovsk lease in Eastern Ukraine where the Company was producing from 3 wells internally labeled #2, #3 and #21.  Well #21 of Karaikozovsk property was put into production on September 1, 2007.

Until July 31, 2007, Esko Pivnich’s involvement in wells #2 and #3 of Karaikozovsk lease was governed by production sharing agreements (PSA). Since 2000, Esko Pivnich has been a party to the following production sharing agreements on Karaikozovsk block.

PSA	Counterparty	Status	EP Capital Contribution*, %	EP Profit Share*, %

Esko Pivnich

PSA # 01-SD dated April 26, 2000	Poltavaneftegazgeologiya	Superceded by PSA # 35/970-SD.	100%	60%

PSA # 35/970-SD dated August 19, 2004	Okhtyrkaneftogaz	Terminated on July 31, 2007 and superceded by Lease Agreement effective on August 1, 2007.	80%	80%

* Esko Pivnich’s capital constribution and profit share were applicable only to Wells #2 and #3 of Karaikozovsk lease. Well #21 of Karaikozovsk block has been 100% financed by Esko Pivnich. Accordingly, 100% of profits or losses from Well #21 accrued to Esko Pivnich. The Company is not a party to any production sharing agreement with respect to remaining properties. In the event, the Company’s subsidiaries do not enter into production sharing agreements, the Company’s subsidiaries shall be responsible for 100% of the capital expenditures on such properties and, accordingly, 100% of the profits or losses from wells drilled on these properties shall accrue to the Company.

In addition to selling oil and gas produced from its Karaikozovsk block, during the periods presented, the Company purchased oil and gas from third parties. The purchased hydrocarbons were subsequently resold to third parties in order to enable Esko Pivnich to fulfill its monthly delivery obligations.

Sunrise Energy Resources Inc. currently has its headquarters at the following address: 950 Third Avenue, Suite 501, New York, New York 10022.

Esko Pivnich and Pari conduct their operations from a Kiev office located at the following address: 10a Rileeva St., Kiev, Ukraine.

As at September 30, 2007 and December 31, 2006 the company employed 50 people.

2.    PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation–The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $1,194,992 during the nine months ended September 30, 2007, and, as of September 30, 2007 the Company's current liabilities exceeded its current assets by $3,412,362. Additionally, to fully develop the area covered by the Licenses, the Company would require substantial amounts in additional funding.

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

The prevailing exchange rates as at September 30, 2007 and December 31, 2006 were approximately 1 U.S. dollar to 5.0500 Ukrainian Hrivnas. For the periods ended September 30, 2007 and 2006, the average exchange rate for 1U.S. dollar was $5.0500 and $5.0500 Ukrainian Hrivnas, respectively.

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

In accordance with SFAS 144, we test our long-lived assets for impairment by comparing the carrying value of the assets with the undiscounted expected cashflows from the investments. In the event, the aggregate undiscounted expected cashflows from the investments are below the carrying value of the above investments, the unamortized costs of such fixed assets will be reduced to their fair value. Simultaneously, we will recognize the impairment loss as the amount by which the fair value of the investments is below their carrying value.

We assess unproved properties on an annual basis to determine whether they have been impaired. If we drill a dry hole on a property and elect to abstain from further drilling on this property, the above property will be deemed impaired and we will recognize the impairment loss. Costs related to infrastructure are evaluated by the management based on continuing valuation and future benefit to the Company. If such assets are determined to have lost value, we will recognize impairment at the time.

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

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of September 30, 2007 and December 31, 2006 consisted mainly of the UAH and USD denominated current accounts.

Loans and Other Borrowings– All loans and borrowings are recorded at the proceeds received, net of direct issue costs.

Borrowing Costs– Borrowing costs are recognized as an expense in the period in which they are incurred.

Convertible Notes and Other Debt Instruments involving Company’s Common Stock - Convertible notes payable by the Company are accounted for under Emerging Issues Task Force Release No. 00-27 which requires a beneficial conversion feature to be calculated. The value ascribed to the beneficial conversion feature is recorded as a debt discount. Upon conversion of the underlying debt into common stock, a pro-rata share of the unamortized debt discount is recorded as interest expense. Other debt settled with the Company’s common stock is marked to market at the date of settlement and respective gain or loss on its extinguishment is recognized.

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

The Company has adopted Financial Accounting Standards No. 109 (“SFAS 109”), under which the deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of taxable profit. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its tax assets and liabilities on a net basis.  The tax calculation and expense shown will differ from what might be normally expected for a company operating in the United States primarily because of differences in the timing of the deductibility of expenses under Ukrainian law.

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

Despite the applicability of FIN48 to the situation where a favorable legal precedent has been established, the Company has chosen not to reverse the accrued provision at this time due to the unpredictability of the local government actions. The Company will not reverse the accrued liability until there is a final court decision that cannot be appealed.

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

PSA # 35/970-SD dated August 19, 200 4 (Esko Pivnich)

In 2004 Esko Pivnich, the Company’s wholly owned subsidiary filed an application with the Ukrainian State Committee for Mineral Resources to continue the exploration and development of Karaikozovsk field and in July 2004 Esko Pivnich obtained the exploration license for Karikozovsk block for the period of 5 years. In accordance with the terms of PSA #35/970 Esko Pivnich was obligated to finance 80% of the capital expenditures while Okhtyrkanaftogaz was obligated to finance 20% of the capital expenditures required to maintain and operate Wells #2 and #3. Esko Pivnich and Okhtyrkanaftogaz participated in the resulting profits (losses) from Wells #2 and #3 in the same proportions. This agreement was terminated in July 2007 and was superseded by well lease agreement # 4/1220-OR dated August 1, 2008. In accordance with the agreement, the Company’s wholly owned subsidiary Esko Pivnich shall pay Okhtirkaneftegas an equivalent of $18,945 per month at the prevailing exchange rate for the usage of all facilities located on Karaikozovsk block including Well #2 and #3 that are owned by Okhtirkaneftegas.

5.     ACCOUNTS RECEIVABLE, related party

Accounts receivable as of September 30, 2007 and December 31, 2006 consisted of $263,715 and $165,492, respectively. These amounts were due from CJSC Infox, and resulted from several crude oil shipments which took place during 2003 and 2004. Management of the Company believes this amount will be paid during 2007.

6.     OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of September 30, 2007 and December 31, 2006 consisted of the following:

	9/30/2007	12/31/2006

Vixen JLM	$139,782	$495,030
Okhtirkaneftegas	198,880	198,880
Poltavaneftegasgeologiya	79,678	8,713
Ukrzacordonnaftagazabudinvest	178,218	-
Other	325,295	312,226
Total	$921,853	$1,014,849

The advance paid to Vixen JLM relates to well casings for construction workovers. The amount paid to Okhtirkaneftegas is currently pending litigation (Note 25) though no provision was accrued on it based on the management estimates of the possibility to offset this amount through cancellation of PSA# 01-SD agreement with Okhtirkaneftegas during 2007.  $178,218 advance to Ukrzacordonnaftogazbudinvest represents an advance payment for future deliveries of well casings scheduled for delivery in 2008.

7.     INVENTORIES

Inventories as of as of September 30, 2007 and December 31, 2006 consisted of the following:

	9/30/2007	12/31/2006

Condensate – at cost	$11,181	$-
Oil – at cost		$341,013
Total	$11,181	$341,013

Inventories as of September 30, 2007 and December 31, 2006 are represented by the balances in the total amount of 245 bbls of condensate and 6,285 bbls of crude oil produced by the Company, for the respective periods.

8.     TAXES RECEIVABLE

Taxes receivable as of September 30, 2007 and December 31, 2006 consisted of the following:

	9/30/2007	12/31/2006

VAT credit	$1,750,101	$1,000,715
Other prepaid tax	800	28,850
Total	$1,750,901	$1,029,565

The prevailing Ukrainian Value-Added Tax (VAT) rate is 20% levied on the net value of all sale transactions. except transactions involving securities and сertain subsidized goods and services. The VAT paid by the Company on purchases can be offset against VAT received by the Company from its customers together with the sales proceeds. Since the Company has been making significant capital expenditures in wells and infrastructure aiming to generate sales in the future, the Company is currently carrying significant VAT credit balances, that can be offset against VAT received from customers together with the future sales proceeds.

Taxes receivable balances are represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2007 and December 31, 2006 consisted of the following:

	9/30/2007	12/31/2006
Oil & gas facilities improvements and work over costs	$4,953,244	$1,660,103
Office equipment	45,082	39,572
Construction in progress	6,534,999	4,933,428
Total	11,533,325	6,633,103

Accumulated Depreciation and Depletion	(1,455,293)	(1,160,653)
Net Book Value	$10,078,032	$5,472,450

10.  LEASE /CONCESSION ACQUISITION COST

As of September 30, 2007, the Lease/Concession acquisition cost of $121,178 is stated net of amortization accrued over the term of the exploration licenses for the Peremishlyansk, Niklovitsk, Chukvinsk, Sheremetivsk and Pilipivsk properties held by Pari, Ltd  and represents the value of these licences (Note 25).

11.   LONG-TERM FINANCIAL INVESTMENT

As at September 30, 2007, long-term investments consisted of $77,535 investment into a production sharing agreement with Galateya Ltd. on Chukvinsk block located in Western Ukraine. The investment was made by Pari, a wholly owned subsidiary of the Company in the form of pipes for future wells to be drilled on the property.  Since the investment was made, no activity has taken place in the PSA and the pipes were carried at cost. Although, Pari has a 51% interest in the PSA, Pari does not have operating control of the field and does not exercise any significant influence.

The balance of the long-term investment as of September 30, 2007 and December 31, 2006 represents 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

12.   INCOME TAX

The Company’s provision for income tax for the periods ended September 30, 2007 and December 31, 2006 is as follows:

	9/30/2007	12/31/2006

Current tax	$37,429	$64,753
Deferred tax gain	3,590	(9,668)
Total income tax expense (benefit)	$41,019	$55,085

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods ended September 30, 2007 and December 31, 2006 in the Company’s deferred tax position is as follows:

	9/30/2007	12/31/2006

Net asset at the beginning of the period	$72,417	$62,750
Charged to income for the period	3,182	9,668
Net asset at the end of the period	$75,599	$72,417

The tax effect on any substantial temporary differences, which give rise to the deferred tax assets as at September 30, 2007 and December 31, 2006 is presented below:

	9/30/2007	12/31/2006

Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$46,931	$85,937
Valuation of VAT receivable	126,306	75,343
Low value items written off	84	1,755
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian low	128,711	126,633
Total	$302,031	$289,668

The deferred tax assets as at September 30, 2007 and December 31, 2006, calculated at effective Ukrainian income tax rate of 25%, consists of the following:

	9/30/2007	12/31/2006

Deferred tax assets
Provision for doubtful receivables	$11,733	$21,485
Valuation of VAT receivable	31,667	18,836
Low value items written off	21	439
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian low	32,178	31,657
Total	$75,599	$72,417

The taxation charge for the respective period is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	9/30/2007	12/31/2006

(Loss) before income tax and minority interest	$(1,153,973)	$(283,957)
Theoretical income tax benefit at statutory rate of 25%	(288,493)	(70,989)
Adjustments due to:
Tax effect of (expenses) that are not deductible in determining taxable profit	(329,512)	126,074

Income tax (benefit)	$41,019	$55,085

As of September 30, 2007 and December 31, 2006 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, the Company has a net operating loss carry forward of over $2,000,000 which expires in periods from 2021 to 2024. As a result, the company has a deferred tax asset of approximately $700,000.   This has been fully reserved because realization cannot be assured.

13.  ACCOUNTS PAYABLE

Accounts payable as of September 30, 2007 and December 31, 2006 consisted of the following:

	9/30/2007	12/31/2006

Accounts payable	$230,098	$237,358

CJSC Infox, related party	1,480,789	764,645
Total	$1,710,887	$1,002,003

Third party accounts payable balances as of September 30, 2007 and December 31, 2006 were comprised mostly of payments due to Okhtirkaneftegas and Kachanovsky GPZ for services provided in the amounts of $208,041 (2006: $204,476) and $22,057 (2006: $32,882), respectively.

The amounts of $1,480,789 and $764,645, payable to CJSC Infox (a related party), as of September 30, 2007 and December 31, 2006, respectively, generally relate to well reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

 14.  TAXES PAYABLE

Taxes payable as of September 30, 2007 and December 31, 2006 consisted of the following:

	9/30/2007	12/31/2006

Fines and penalties	$598,325	$598,682
VAT	379,796	290,983
Profit tax	-	302
Exploration tax	152,726	29,898
Resource Tax	22,948	18,658
Social insurance	11,303	3,799
Personal income tax	2,026	1,424
Other taxes	924	924
Total	$1,168,048	$944,670

Taxes payable as September 30, 2007 represent fines and penalties accrued in connection with litigation described in Note 25, and VAT payable relates mostly to sales made in 2007. As discussed in Note 25 with respect to the accrued fines and penalties of $598,325, although the Company has prevailed in the appellate hearing on this matter, the tax authorities filed a counter-appeal.  There has recently been a favorable legal precedent where another Ukrainian oil and gas producer prevailed in a similar matter and was cleared of all fines and penalties. Despite the applicability of FIN48 the Company chose not to reverse the accrued provision at this time due to the unpredictability of the local government actions. The Company will not reverse the accrued liability until there is a final court decision that cannot be appealed.

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

The Company recognised the issuance discount of $267,700 resulting from the difference between the face amount of the Dutchess Note of $2,553,125 and net proceeds to the Company of $2,285,425. The above discount is being amortized to interest expense using the effective interest method over the expected term of the Dutchess Note. The Company incurred a total expense of $308,597 relating to the Dutchess Note during nine months of 2007. The Company repaid $1,110,341 on the Dutchess Note during the first 9 months of 2007 while the outstanding balance of the Note amounted to $1,483,681 as of September 30, 2007.

The value of 50,000 Dutchess Shares at March 26, 2007 closing price of $2.55 per share was equivalent to $127,500. This amount was recorded as a deferred cost in the Current Assets section of the Company’s balance sheet. The Company is amortizing the above amount over the expected tenor of the Dutchess Note pro-rata with the coupon payments made to Dutchess. During the nine months of 2007, the Company recognized an expense of $56,602 relating to Dutchess Shares.

MI SWACO Note

On July 5, 2007 Pari, the Company’s wholly owned subsidiary issued interest free notes to MI SWACO Ulraine as payment for services.with the face value of $237,678. The notes are due on July 10, 2008.

Other promissory notes

Short term promissory notes outstanding as of September 30, 2007 and December 31, 2006, issued in November 2002 at no interest, were payable by November 5, 2005. These notes in the amounts of $14,257 and $5,341, are payable to Astark and Sipay, respectively. As of September 30, 2007 the holders of the notes had not called for the repayment of the respective amounts.  Any valuation adjustment due to the lack of interest has not been calculated, however, such amounts, if any, are not considered to have a material effect on these financial statements.

16.  OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of September 30, 2007 and December 31, 2006 consisted of the following:

	9/30/2007	12/31/2006

ZakhidUkrGeology	$323,400	$297,204
Chernigovneftegasgeology	9,239	325,660
Montazhtransgas	184,323	-
Other	446,402	652,552
Sub total	963,364	1,275,416

Advances from former shareholders	275,091	275,091
Total	$1,238,455	$1,550,507

Other accounts payable and accruals as of September 30, 2007 and December 31, 2006 consisted mostly of advances from former shareholders and other non-recurring research and development, geological and exploration works, as well as payroll, short-term advances to employees and other prepayments for repair and constructions services.

Amounts of $323,400 (2006: $297,204) and $9,239 (2006: $325,660) represents payables to ZakhidUkrGeology and Chernigovneftegasgeology for the recurring research and development, geological and exploration works.

The amount of $275,091 (2006: $275,091) represents advances from shareholders with no specific terms, which were made to the Company in the most part during 2005.

17.   PREPAYMENTS FOR OIL AND GAS

Prepayments for oil and gas as of September 30, 2007 and December 31, 2006 were $310,302 and $572,974, respectively and consisted of $134,371 (2006: $191,010), $113,287 (2006: $none), from Angronafta, Ukrfinresource and others for future delivery of oil and gas.

18.   INTEREST PAYABLE

Interest payable as of September 30, 2007 and December, 31 2006, consisted of the following:

	9/30/2007	12/31/2006

Convertible notes	$442,641	$152,354

Related parties
Long term loan – Zaccam Trading, related Party	$69,786	$38,120
Interest accrued on advances received from former shareholders	22,476	18,746
Subtotal related parties	$92,262	$56,866

Total	$534,903	$209,221

Long term loan from Zaccam Trading, a related party, at 3% per annum (Note 20) was obtained in 2006. Interest accrued on amounts payable to former shareholders represents weighted average LIBOR rate for the periods ended September 30, 2007 and December 31, 2006.

19.   PROFIT INTEREST PAYABLE

As of September 30, 2007 and December 31, 2006, profit interest of  $17,997 (2006:58,946) is payable to Poltavaneftegasgeologiya and represents an amount that was accrued and partially paid by the Company in respect to profits earned during 2002, and is calculated in accordance with PSA # 01-SD dated April 26, 2000 (Note 1).

20.   LONG TERM PAYABLES

Long term payables as of  September 30, 2007 and December 31, 2006 consisted of the following:

Lender/Note	Coupon Rate	Conv. Price	Issue date/ Effective	Due not earlier	9/30/2007	12/31/2006
		$/share	Date	than

Fort Trade			Nov- 2004	Nov- 2009	$465,347	$465,347
					$465,347	$465,347
Millington Solutions Ltd.
CD-1001	10%	$2.20	03/30/2006	03/30/2009	917,200	917,200
СD-1009	10%	$2.20	06/06/2006	06/06/2009	1,990,200	1,990,200
CD-1011	6%	$1.40	07/25/2006	07/25/2009	805,900	796,400
CD-1013	7%	$3.00	02/01/2007	02/01/2010	846,700	-
					$4,560,000	$3,703,800
Related parties
Zaccam Trading, Ltd.			03/5/2005	03/5/2015	$1,391,900	$1,391,900
					$1,391,900	$1,391,900

Total					$6,417,247	$5,561,047

Fort Trade

As of September 30, 2007 and December 31, 2006, the amount of $465,347 represented interest free note payable for geological and research services rendered by Fort Trade during 2004.

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

On July 25, 2006 the Company executed a Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 6% сoupon and the conversion price of $1.40 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

On February 1, 2007, the Company executed Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 7% сoupon and the conversion price of $3.00 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

On March 15, 2007 the Company and Millington Solutions Ltd. agreed that interest accrued under the Convertible Debenture Note agreements CD-1001, CD-1009, CD-1011 and CD-1013 (“the Notes”) may be at the Borrower’s election paid when due in accordance with the Convertible Debenture Note terms; or fully or partially capitalized. In the event, the Borrower elects to capitalize the accrued interests under the Notes, the accrued interest shall be added to the outstanding principal. Following such election, the interest in subsequent periods shall accrue on the increased principal balance at the rate provided by each Convertible Debenture Note agreement. The increased outstanding principal may be converted into the Borrower’s shares of common stock in accordance with the terms of each Convertible Debenture Note. On March 20, 2007, the Borrower elected to capitalize the interest payments on CD-1001 and CD-1009 due on the first annual anniversary of each tranche.  In addition, on July 10, 2007, the the Borrower elected to capitalize the interest payments on CD-1011 due on the first annual anniversary of each tranche.

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

For the period from March 1, 2007 to September 30, 2007 during which the Company’s shares traded in the range from $2.50 to $2.12 per share the daily volatility assumption was 1.67%. In addition, the annualized risk-free rate of 5% was assumed. Using the above base assumptions, and assuming that the convertibles would be outstanding for 3 years before they are converted i.e. no early conversion, the fair value of the conversion feature of the convertible debentures outstanding on September 30, 2007 at the time of issuance would be $199,582.  The fair value of the same convertible debentures on September 30, 2007 given the closing price of $2.12 on that date would amount to $1,120,738. To comply with SFAS No. 155, the Company would need to record a loss of $921,156 from change in fair value of convertible debt instrument and increase the carrying value of the convertible debentures in the liabilities’ section of the Company’s balance sheet by the same amount. The Company believes that recording imaginary and estimated gains or losses would cause the financial statements to be misleading.

22.  SHAREHOLDERS’ EQUITY

During the first 9 months of 2007, the Company placed 2,861,591 unregistered shares of the Company with non-US investors for the total net proceeds to the Company of $2,807,496. The placement was made in reliance on Regulation S as promulgated under the Securities Act of 1933. The placement continued during third quarter of 2007. In addition, the Company issued 50,000 unregistered shares to Dutchess Private Equity Fund.

No dividends were declared or paid by the Company during the periods ended September 30, 2007 and December 31, 2006.

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

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited) (in US dollars, except per share amounts)

Net loss attributable to common stockholders	$(1,194,992)	$(214,497)

Weighted average common shares outstanding, basic	18,191,767	17,137,422
Loss per common share, basic	$(0.07)	$(0.01)

Weighted average common shares outstanding, diluted	18,191,767	17,137,422
Loss per common share, diluted	$(0.07)	$(0.01)

24.   RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of   September 30, 2007 and December 31, 2006 see Notes 4, 5, 13, and 17.

As of September 30, 2007 and December 31, 2006, the total amounts of $263,715 and $165,492 were due from CJSC Infox, related party.  Similarly, the total amounts of $1,480,789 and $764,645, respectively, payable to CJSC Infox (a related party), were mostly prepayment of future oil&gas sales deliveries expected in 2008 as well as well as reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company’s wholly subsidiaries EP and Pari. While the December 31, 2006 balance of $764,645 related to the third party services paid by CJSC Infox prior to December 31, 2006, the increase of $716,144 related to prepayments for future oil and gas deliveries.

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

Lease commitments – The Company leases office space on a yearly basis and the rent is disclosed in other notes. The Company’s future lease commitments as of September 30, 2007 are as follows:

2007

Office rent – Esko Pivnich	$7,500
Office rent – Pari	2,600
$10,100

Litigation– The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

Esko Pivnich

JSC Ukrneft, Okhtirkaneftegas– In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, in respect of the advance payment made by the Company in 2002 in the amount of $198,880 in respect of certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 4 and 6) which were not completed.

In April 2004 after a number of hearings in courts of different levels, the Supreme Court of Ukraine ordered Okhtirkaneftegas to pay outstanding balance without further delays. As of September 30, 2007 the balance had still not been collected. Company plans to terminate PSA # 01-SD and offset the above amount against future payments due to JSC Ukrneft and its subsidiary Okhtirkaneftegas in 2007.

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

Our sales to customers in excess of 5% were as follows:

	09/30/2007	09/30/2006

Agrotemp (oil produced)	$217,947	$783,492
Nafta Soyuz (oil produced)		337,169
Naftoimpex (oil produced)	385,542
Ukrgazenergo (oil produced)	263,366
Ukrtatnefta (oil produced)	189,769
Kristall (oil produced)	59,474
Azov Oil Company (oil purchased)	104,893
Azov Oil Company (oil produced)	139070
Torpeda (oil resold)		120,174
Torpeda (oil produced)		65,076
Spago TOV (oil produced)		51,396
Soyuz NPK (oil produced)		42,410
Okhtirkanaftogas (gas produced)		12,990
Ukrfinresource (gas produced)	226,344
Ukrfinresource (gas resold)	262,990
Angronafta (condensate produced)	120,732
Vladnafta (oil produced)	200,707
Ekstract (oil produced)	76,955
Other	21,906	41,136
Total	$2,269,696	$1,453,843

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

28.   SUBSEQUENT EVENTS

None

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the periods ended September 30, 2007 and 2006.

Management’s key objectives for nine months period of 2007 were:

•	Completion of Well #21 of Karaikozovsk lease and putting it into production ;
•	Drill approximately 90% of the projected depth of Well #1 of the Company’s Peremyshlyansk property;
•	Complete construction of gas treatment plant and pipeline tie-in with the trunk gas pipeline at Well #21 of Karaikozovsk property;
•	Commence geological and research works on Rakitnyansk block;

We believe that these key objectives were achieved during the nine months period of 2007. We plan to continue the workovers on Well #1 of our Rakitnyansk property. In addition, we plan to finish drilling the exploration Well #1 of Peremyshlyansk block in 2007.We have hired Netherland Sewell & Associates to prepare a reserve report on Karaikozovsk property and we expect this work to be completed in early 2008.

Current Activities

Karaikozovsk Lease

During nine months of 2006 and 2007, our production predominantly came from Wells #2 and #3 of Karaikozovsk Lease. In addition, we started producing from Well #21 of Karaikozovsk block in the beginning of September 2007. During the 9 months of 2007 Well #21 was successfully completed and placed into production. During September 2007 Well #21 was producing at the average daily rate of approximately 2.5MMCFPD of gas and 149 barrels of condensate per day.

Rakitnyansk Lease

Well #1 of the Rakitnyansk Lease was drilled in 2002 to the depth of approximately 4560m (15,000 ft) by Poltavaneftegazgeologiya, which held the license for Rakitnyansk Lease prior to Esko Pivnich. Poltavaneftegazgeologiya currently acts as Sunrise Energy's PSA partner on the Rakitnyansk Lease. During the first nine months of 2007, the Company has conducted extensive workovers and short-term flow tests that exhibited flow rates of approximately 4.0 mmcfpd of natural gas approximately 50 barrels of condensate per day on an 8mm choke.

The Company is currently in negotiations with the owner to lease the well and the gas treatment facility, already on site, as well as the other related infrastructure. In addition to the existing gas treatment facility, subject to achieving acceptable lease terms with Poltavaneftegazgeologiya the Company plans to build a gas/condensate separation unit and a four-mile gas pipeline to connect to the regional backbone gas network. The Company is also currently evaluating the capital expenditures required to develop the lease.

Peremyshlyansk Lease

On March 20, 2006, Pari, Ltd., a wholly owned subsidiary of Sunrise Energy Resources, Inc., commenced the preparatory work to drill its first exploration well on the Peremishlyansk block. The drilling contract has been signed with GP "ZakhidUkrGeologiya", a Ukrainian drilling contractor. The well is designed to be approximately 3700m (12,139 ft) deep. As of September 30, 2007, the Company has drilled approximately 90% of the projected well depth.

Results of Operations

Oil and gas production and revenue

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited) (in US dollars, except production amounts)
Revenues
Revenue from sales of produced oil	$1,409,797	$1,320,679
Revenue from sales of resold oil	126,801	120,174
Revenue from sales of produced natural gas	226,344	12,990
Revenue from sales of resold natural gas	262,990
Revenue from sales of produced condensate	243,764
Revenue, net	$2,269,696	$1,453,843

Oil sales, bbls

Produced oil	27,229	23,134
Resold oil	2,447	2,188
	29,676	25,332

Natural Gas sales, mcf

Produced gas*	73,860	14,178
Resold gas	63,000
	136,860	14,178

Condensate, sales, bbls*	4,458

Average daily production
Oil, bopd	101	86
Gas, mcfpd	2,462	52
Condensate, bopd*	149

Average selling prices
Oil, $/BBL	$51.8	$56.9
Gas, $/MCF*	$3.3	$0.92
Condensate, $/BBL*	$54.7	-

*Note:  The Company started producing gas and condensate from Well #21 in September 2007. Prior to September 2007 the Company solely produced and sold associated gas. The associated gas was sold in 2006 to Kachanovskiy GPZ at heavily discounted prices due to high treatment costs and limited production rates. In 2007 the associated gas was mostly used for internal heating and electricity generation.

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

As at September 30, 2007 the Company held inventory of 245 barrels of condensate while as at September 30, 2006 and the Company had 3,251 Bbls of crude oil.

Exploration

An exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended September 30, 2007 and 2006 we incurred $202,931 and $161,742, respectively in exploration expenses. The Company expects significant exploration expense in 2007-2008 due to the licenses obtained in 2004-2005, and significant investment obligations attached to them, based on the existing license agreements with the Ministry of Resources of Ukraine (see above). Depletion taken during this quarter is estimated and will be adjusted to comply with the reserve study when it is completed.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements.As at the date of this report an independent reserve engineering study is being obtained.

Oil and gas production equipment and workover costs were the main contributor into the depreciation expense for the periods ended September 30, 2007 and 2006 in the total amounts of 341,663 and 228,899.

Sales, general and administrative expenses

Sales, general and administrative expenses for the period ended September 30, 2007 increased to $887,055 from $543,887 in the period ended September 30, 2006 mainly due to the increase in payroll and related taxes to $342,778 (2006: $202,419), and other professional services of $165,962 (2006: $108,018).

Interest income (expense)

Interest expense (net) for the periods ended September 30, 2007 and 2006, amounted to $687,095 and $182,379, respectively. The increase was caused by additional $1,564,499 of convertible debentures bearing coupon rates from 6% to 10% per annum as well as the interest accrued on the Dutchess Note financing.

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

On July 25, 2006 the Company executed a Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 6% сoupon and the conversion price of $1.40 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

On February 1, 2007, the Company executed Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 7% сoupon and the conversion price of $3.00 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

On March 15, 2007 the Company and Millington Solutions Ltd. agreed that interest accrued under the Convertible Debenture Note agreements CD-1001, CD-1009, CD-1011 and CD-1013 (“the Notes”) may be at the Borrower’s election paid when due in accordance with the Convertible Debenture Note terms; or fully or partially capitalized. In the event, the Borrower elects to capitalize the accrued interests under the Notes, the accrued interest shall be added to the outstanding principal. Following such election, the interest in subsequent periods shall accrue on the increased principal balance at the rate provided by each Convertible Debenture Note agreement. The increased outstanding principal may be converted into the Borrower’s shares of common stock in accordance with the terms of each Convertible Debenture Note. On March 20, 2007, the Borrower elected to capitalize the interest payments on CD-1001 and CD-1009 due on the first annual anniversary of each tranche. Millington Solutions was duly notified of the Borrower’s election and the Lender’s acknowledgement of the above election is kept on the Company’s file. In addition, on July 10, 2007, the the Borrower elected to capitalize the interest payments on CD-1011 due on the first annual anniversary of each tranche.

Senior Promissory Notes

On March 26, 2007, the Company issued to Dutchess Private Equities Fund, Ltd. ("Dutchess") a senior promissory note in the face amount of $2,553,125 for gross proceeds of $2,375,000 (the "Dutchess Note"). The Note bears interest at 7% per annum and matures on December 26, 2007 ("Dutchess Note Maturity Date"). Pursuant to the Dutchess Note, the Company is required to make payments to Dutchess of $20,000 on each monthly anniversary from the date of issuance through July 26, 2007. Thereafter the Company is required to pay Dutchess $515,170.57 on each monthly anniversary until paid in full. The Company may prepay the Dutchess Note in full within six (6) months of issuance by paying ninety-seven and one-half percent (97.5%) of the balance due on the face amount, without penalty. The Company has also agreed to provide to Dutchess collateral for the Dutchess Note in the form of forty (40) Put Notices; such Put Notices, which may be held in escrow, are more fully described pursuant to the Company's Investment Agreement with Dutchess, dated September 7, 2006. The Put Notices are to be submitted to Dutchess only in the event of default as provided in the Dutchess Note. In the event that the Dutchess Note is not paid in full by the Dutchess Maturity Date, then, as liquidated damages, the face amount of the Dutchess Note shall be increased ten percent (10%) as an initial penalty and an additional two and one-half percent (2.5%) per month for each month until the face amount is paid in full. Further, in the event of default as provided in the Dutchess Note, Dutchess may elect to, among other things, either switch the Residual Amount (as defined in the Dutchess Note) to a three-year, eighteen percent (18%) interest bearing convertible debenture at a twenty-five percent (25%) discount to the market during conversion or increase the Payment Amount (as defined in the Note) to fulfill the repayment of the Residual Amount. The Company also issued to Dutchess 50,000 shares (“the Dutchess Shares”) of the Company's restricted common stock as compensation of Dutchess’s placement agent services in connection with the transaction. The net proceeds to the Company of $2,285,425 were used to finance the construction of the gas treatment plant and a pipeline on Karaikozovsk block that are necessary to operate Well #21 of the above block. The Dutchess Note is senior to all other debt obligations of the Company. As at September 30, 2007, the outstanding balance of the Dutchess Note amounted to $1,483,681.

MI Swaco Note

On July 5, 2007 Pari, the Company’s wholly owned subsidiary issued interest free notes to MI SWACO Ulraine as payment for services with the value of $237,678. The notes are due on July 10, 2008.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establish steady production of oil and gas in Ukraine. As at September 30, 2007, the Company had total current assets of $3,071,508 and total current liabilities of $6,721,551, respectively. As at September 30, 2007, the Company had cash balances of $51,094 and a working capital deficit of $3,650,043, respectively.

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

Cash flow

Cash used in operating activities during the periods ended September 30, 2007 and 2006 amounted to $(9,956) and $(666,226), respectively.  The reduction in cash outflow during nine months of 2007, as compared to the respective period of 2006, despite a larger net loss of $(1,194,992) from $(214,497) in 2006 was primarily caused by an increase in accounts payable of $708,884, increase in other non-monetary expenses of $237,678 and taxes payable of $223,378 as well as increase in interest payable $325,684.

During the nine months ended September 30, 2007 cash provided by financing activities in an amount of $4,838,779 was due to financing obtained under the convertible notes received in the amount of $856,200, net proceeds of the Dutchess Note of $1,175,083 and net proceeds from the private placements of Sunrise shares of $2,807,496.

During the nine months ended September 30, 2007, the Company made capital expenditures of $4,906,852 most of which mainly represented the completion costs of Well #21 of Karaikozovsk lease, construction costs of the gas/condensate treatment and separation facility and drilling of exploration Well #1 on Peremyshlyansk property while during the nine months ended September 30, 2006, the capital expenditures amounted to $2,922,497 which mainly represented the drilling costs of Well #21 and workovers of Wells #2 and #3.

Cash Requirements

The Company anticipates it will require approximately $2,000,000 in fourth quarter of 2007 to continue the implementation its capital expenditure program for the properties covered by the licenses, construction of infrastructure for Karaikozovsk and Rakitnyansk blocks, as well as the continuation of drilling of Well#1 on Peremyshlyansk lease. The Company believes it will be able to raise these funds through equity, debt and convertible debt financing; however, there is no assurance that such funds will be raised and no certainty as to when such funds may be raised or on what terms.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $1,194,992 during the period ended September, 2007, and, as of September 30, 2007, the Company’s current liabilities exceeded its current assets by $3,650,043. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

The prevailing exchange rates as at September 30, 2007 and December 31, 2006 were approximately 1 U.S. dollar to $5.0500 Ukrainian Hrivnas. For the periods ended September 30, 2007 and 2006, the average exchange rate for 1 U.S. dollar was $5.0500 1Ukrainian Hrivnas, respectively.

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

Oil and Gas Reserve Information

As of September 30, 2007, we have not been able to estimate the quantity of proved reserves within the meaning of Rule 4-10(a) of Regulation S-X. We plan to estimate our proved reserves for Karaikozovsk block in 2007 or early 2008. The Company has hired independent geologists to review these calculations.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and its consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first 9 months of 2007, the Company raised $2,807,496 from private placements of 2,861,591 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933. The proceeds from this offering were used for working capital and general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on July 5, 2007.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Consolidated Balance Sheets as of September 30, 2007and December 31, 2006

Consolidated   Statements of Changes in Stockholders’ Equity (Capital Deficit) for the nine months ended September 30, 2007

Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2007 and    2006.

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006.

Notes to the Consolidated Financial Statements for the periods ended September 30, 2007 and December 31, 2006.

Exhibit Number	Description	Incorporation by Reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: November 14 , 2007	Konstantin Tsirulnikov
President and Chief Executive Officer