Form 10KSB
period 2007-12-31
SUNRISE ENERGY RESOURCES INC
filed 2008-03-31
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11248

SUNRISE ENERGY RESOURCES, INC.
(Name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

950 Third Avenue, Suite 501
New York, New York	10022
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (917) 4630000

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
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $2,767,432

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 27, 2008 within past 60 days: $7,896,515.

As of March 27, 2008, the Registrant had 21,704,682 shares of common stock issued and outstanding, or committed for issuance.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

SUNRISE ENERGY RESOURCES, INC.FORM
10-KSB

TABLE OF CONTENTS

	Part I.
Item 1.	Description of Business	3
Item 2.	Description of Properties	11
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

	Part II.
Item 5.	Market for Common Equity and Related Stockholder Matters	14
Item 6.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15
Item 7.	Financial Statements and Supplementary Data	23
Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	25
Item 8a.	Controls and Procedures	25

	Part III.
Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	30

Signatures		32

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

COMPANY OVERVIEW

Sunrise Energy Resources, Inc. (“Sunrise” or the “Company”) was incorporated in the State of Delaware on April 1 1991. We are engaged in the development and production of oil and gas properties. Our business activities are presently conducted in Ukraine and we have 8 properties including 3 in Eastern Ukraine and 5 in Western Ukraine. One property out of eight is currently producing. The producing Karaikozovsk block is located in Kharkov Region, Eastern Urkaine. Our activities on the Karaikozovsk block are governed by License number 2489 issued by the Ukrainian State Licensing Agency, on July 2, 2004 for a period of 5 years. The above license is subject to the fulfillment of the license agreement investment terms. In addition to the above mentioned license, in 2004 we were granted License Number 2581 and License Number 2507 for the exploration and development of the Rogan and Rakitnyansk blocks for a period of 5 years. During 2007 our production was limited to Karaikozovsk field.

All of the operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned subsidiaries: TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich”), a Ukrainian Closed Joint Stock Company (CJSC) established on January 20, 2000 and Pari, Ltd. organized under the laws of Ukraine. The primary business activities of Esko Pivnich are oil and gas exploration, production and distribution in the country of Ukraine. On October 4, 2004 Sunrise Energy Resources Inc. and certain stockholders of Sunrise Energy Resources Inc. entered into a Stock Purchase Agreement and Plan of Reorganization with the shareholders of Esko Pivnich (the “Agreement”). Pursuant to the Agreement, Sunrise Energy Resources Inc. acquired all of the outstanding common stock of Esko Pivnich, an oil and gas production and development company incorporated and operating in Ukraine. In addition, certain stockholders of Sunrise Energy Resources Inc. sold 5.0 million shares to shareholders of Esko Pivnich (“EP Shareholders”), and the Company also issued 10,479,900 shares to EP Shareholders. As a result of the transaction, Esko Pivnich became a wholly-owned subsidiary of Sunrise.

On or about January 31, 2005, NevWest Securities Corp has filed with the NASD Form 15c-211 and related information on behalf of the Company to act as a market maker for the Company’s securities. On or about May 23, 2005, Company’s common shares were approved for trading on the OTCBB under the symbol SEYR.

As of December 31, 2007, EP’s proved reserves were not quantified in accordance with Rule 4-10(a) of Regulation S-X. During 2007, Sunrise has engaged an internationally recognized petroleum engineering firm to perform an independent valuation of the reserves in accordance with the above mentioned SEC guidelines.

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

Company Properties

Areas

The Company’s lease areas are listed below:

Lease Area
Subsidiary/Lease	Acres
Esko-Pivnich
Karaikozovsk	32,373
Rakitnyansk	7,908
Rogan	12,850
53,131
Pari
Peremyshlyansk	42,009
Niklovitsk	8,649
Chukvinsk	3,954
Pilipovsk	37,067
Sheremetyevsk	9,291
100,970
Total	154,101

Strategy

We intend to increase our reserves, production and cash flow through (a) the acquisition and development of oil and gas properties (b) exploring for new reserves on the existing properties; and (c) optimizing production and value from the existing reserve base. Karaikozovsk lease structure has a salt dome in the center of the lease area. The outlines of the salt dome have been determined using a 2-D seismic acquired in early 1980s. The company plans to acquire a 3-D seismic of the lease in 2008 in order to determine future well locations more accurately. To meet these objectives, we put Well #21 of Karaikozovsk license into production in September 2007. In addition, in we plan to transfer Well #3 of this property from an oil bearing horizon at the depth of to Visean-14 gas horizon.

Drilling Activity

The Company is currently drilling an exploration Well #1 of Peremyshlyansk block in Western Ukraine. The anticipated completion costs of around US$500,000 are expected to be financed out of the operating cashflow and proceeds of new share issuance.

Customers

During 2007 and 2006 the Company produced approximately 17MBBLS and 37 MBBLS of crude oil net to the Company, respectively. In addition, the Company produced 201 MMCF of natural gas in 2007 and 27MMCF in 2006, and 7.1MBBLS of condensate in 2007. The produced oil & gas and condensate were separated and treated to commercial grade at the Company’s on-site separation and storage facility. Our sales during 2007 and 2006 were mostly to independent oil & gas traders.

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

Regulations Governing Ukrainian Production Sharing Agreements (Joint Activity Agreement)

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

The same rates are projected for 2008.

5.  At present, three main production and ad-valorem taxes are levied on extracted oil and gas in Ukraine. While the rates and computation technique underwent certain changes during 2002-2007, the applicable rates during 2007 were as follows:

Name	OIL $/BBL	Condensate $/BBL	GAS $/MCF
State Royalty	15.00	29.57	0.28
Subsoil Use Duty	0.35	0.35	0.02
Geological Survey Fee	1.62		0.13
Total	16.97	29.92	0.43

The Ukrainian tax system is undergoing a major review. New tax laws, including those applicable to value-added tax and income tax, were introduced and/or reviewed in the last several years. The cost of legal and accounting advice attributable to keeping up with changes in the Ukrainian tax laws has been steadily increasing. Similarly, penalties for violations, even inadvertent ones, have also gradually increased over the above-mentioned period. These and other regulations could materially increase our production costs and have a material adverse effect on our profitability.

Offices and Employees

The headquarters of Sunrise Energy Resource, Inc. are located in New York City at 950 Third Avenue, Suite 501, New York, NY 10022. The Ukrainian offices of Esko Pivnich and Pari are located at the following address: 10a Ryleeva St., Kiev, Ukraine. The Company currently has 50 full time employees, all of which but 3 are located in Ukraine.

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

Technical Risk

Return on investment is dependent upon successful oil and gas production from EP and Pari’s’s projects.

Market risk

In the event of successful development of additional oil and gas reserves, the marketing of Sunrise’s production of oil and gas from such reserves may be dependent on market fluctuations and the availability of processing and refining facilities and transportation infrastructure, including access to shipping facilities, pipelines and pipeline capacity at economically viable tariffs over which Sunrise may have limited or no control. Pipelines may be inadequately maintained and subject to capacity constraints and tariffs may be increased with little or no notice and without taking into account producer concerns. In addition, EP’s ability to export oil and gas may depend on obtaining licenses and quotas, the granting of which may be at the discretion of the relevant regulatory authorities. There may be delays in obtaining such export licenses and quotas leading to the income receivable by Sunrise from the export of oil and gas being adversely affected

We may require significant time to achieve positive cash flow from operations. Until such time we will rely almost exclusively on external equity and debt financing to service our working capital and capital expenditure requirements including but not limited to approximately $5 million that will need to be raised in 2008 to meet the workover costs and new well drilling. The Company raised approximately $4.4 million in private equity placements and approximately $1.0 million in convertible note financing in 2007. In addition, the Company raised approximately $2.5 million against a promissory note issued by the Company.

Reliance on strategic relationships

In conducting its business, Sunrise will rely on continuing existing strategic relationships and forming new ones with other entities in the oil and gas industry, such as joint venture partners, joint activity agreement partners, production sharing agreement partners and certain regulatory and governmental departments. There can be no assurance that our existing relationships will continue to be maintained or that new ones will be successfully formed. Until July 2007, Sunrise’s operation of Wells #2and #3 on Karaikozovsk Lease were subject to a joint activity agreement with Okhtyrkanaftogaz, a subsidiary of the state-controlled Ukrnafta. After July 2007, the above joint activity agreement was terminated and superceded by a well lease agreement.

Well Concentration

Our production comes from its interests in a very small number of oil and gas producing wells. In accordance with the Company’s development plans for the Karaikozovsk field, well concentration is expected to reduce significantly in 2008 and thereafter. Because our production is confined to a relatively small number of wells, the loss or long-term disabling of any single well could have a material adverse affect on Sunrise’s overall production.

Competition

A number of other oil and gas companies operate, and are allowed to bid for exploration and production licenses and other interests, in Ukraine, thereby providing competition to the Company. Larger companies, in particular, may have access to greater resources than Sunrise which may give them a competitive advantage.

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

Currency Exchange Risk

Domestic sales of oil and gas in Ukraine are denominated in local currency (Hryvnia). The US$:Hryvnia exchange rate may move adversely to affect our revenues expressed in US dollars. In addition, there can be no assurance that the Ukrainian authorities may not introduce price stabilization mechanisms which adversely affect oil and gas prices in US dollar terms. While many of Sunrise’s financial obligations are denominated in United States dollars, a number of foreign currency effects may arise from exchange rate movements. Sunrise does not hedge its exposure to UAH/USD exchange rate risk.

Economic and political risk

Sunrise’s operations are confined to Ukraine where there may be a number of associated risks that maybe outside of the Company’s control. These risks may include contract renegotiation, contract cancellation, economic, social, or political instability or change, hyperinflation, currency non-convertibility or instability and changes of laws affecting foreign ownership, government participation, taxation, working conditions, rates of exchange, exchange controls, exploration licensing and petroleum export licensing and export duties as well as government control over domestic oil and gas pricing.

Legal systems

Ukraine and other jurisdictions in which Sunrise might operate in the future may have less developed legal systems than more established economies which could result in risks such as (i) effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or in an ownership dispute, being more difficult to obtain; (ii) a higher degree of discretion on the part of governmental authorities; (iii) the lack of judicial or administrative guidance on interpreting applicable rules and regulations; (iv) inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; or (v) relative inexperience of the judiciary and courts in such matters. In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to Sunrise’s licenses and agreements for business. These may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. There can be no assurance that joint activity agreements, joint ventures, licenses, license applications or other legal arrangements will not be adversely affected by the actions of government authorities or others and the effectiveness of and enforcement of such arrangements in these jurisdictions cannot be assured.

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

Control by our Offices and Directors

In the aggregate, our executive officers and directors control approximately 52% of the outstanding shares of our common stock.  These stockholders, acting together, would be able to significantly influence matters requiring stockholder approval.

Unregistered Sales of Equity Securities

During the year ended December 31, 2007, the Company issued 4,493,668 shares to purchasers outside the United States in consideration of the net proceeds of $4,439,573. The sale of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the purchaser had full information concerning the business and affairs of Registrant and all certificates issued bear appropriate restrictive legends. No underwriter was involved in the transaction.

In addition, during the year ended December 31, 2007, the Company issued 50,000 restricted shares to Dutchess Private Equities Fund as payment for their services related to the Dutchess Note.

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

ITEM  2. DESCRIPTION OF PROPERTY

Our facilities consist of leased offices in New York City and Kiev, Ukraine, as well as some production properties on the territory of Ukraine. Our executive office in New York is located at 950 Third Avenue, Suite 501, New York, NY 10022, and consists of office space obtained under a sub-lease arrangement with Cedarpoint Capital Management. We are in the process of locating a long-term lease to accommodate our offices and personnel in New York.

Company’s offices in Ukraine are located at 10a Ryleeva Street Kiev, Ukraine. In addition, the Company’s subsidiary Esko Pivnich owns the production Well #21 of Karaikozovsk lease, exploration Well #1 of Peremyshlyansk lease, oil, gas and condensate separation and treatment facility, workers accommodation huts, motor vehicles and supporting infrastructure.

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

There are three petroliferous provinces in Ukraine. They are located in the West (the Carpathian region), in the east (the Dnipro-Donetsk region), and in the south (the Black Sea and the Crimea region). According to various estimates, Ukraine’s hydrocarbons resources may amount to approximately 7-8 billion tons in oil equivalent (approximately 50 billion BOE). Ukraine counts at least 300 potentially economically viable oil and gas fields, of which around 200 have been developed.

Exploration and Producing Licenses

During 2004 the Company received geological and exploration license agreements to develop the Karaikozovsk’s, Rogan and Rakitnyansk fields. Particular information with respect to each of these licenses is listed in the following table:

No.	Date issued	Period	Block	Location	Acreage (acres)	Activities
# 2489	Dated 2 July 2004	Valid for: 5 (five) years	Karaikozovsk Field Geographical coordinates: Northern latitude: 1.50000'50" 2.50002'10" 3.49057'10" 4.49057'00" Eastern longitude: 35001'40" 35010'30" 35013'00" 35006'20"	Administrative district: Kharkiv Administrative region: Krasnokutsk Reference location: 10 km south of Krasnokutsk	32,373	Geological Exploration and development of natural gas, crude oil

# 2581	Dated 18 October 2004	Valid for: 5 (five) years	Rogan Field Geographical coordinates: Northern latitude: 1. 49054’50” 2. 49053’30” 3. 49051’20” 4. 49053’30”. Eastern longitude: 36030’40” 36042’10” 36039’50” 36029’00”	Administrative district: Kharkiv Administrative region: Kharkiv, Chuguev reference location: 2 km west of Krasnokutsk	12,850	Geological Exploration and development of natural gas, crude oil

# 2507	Dated 22 October 2004	Valid for: 5 (five) years	Rakitnyansk Field Geographical coordinates: Northern latitude: 1. 49054’20” 2. 49052’50” 3. 49051’00” 4. 49053’10 Eastern longitude: 35048’50” 25056’00” 35056’00” 35047’00”	Administrative district: Kharkiv Administrative region: Novodolazk, Valkiv	7,908	Geological Exploration and development of natural gas, crude oil

773076 Series AA	Dated 28 October, 2004	November 5 2004 - November 5 2009
Type of activity: prospecting (exploring) for natural resources geological support of geo-exploration works.
Drilling of wells for prospecting (exploration) purposes of oil and natural gas. Assembly and disassembly of drilling equipment for purposes of prospecting (exploring) of oil and gas.
Exploration and commercial development of oil and gas deposits cementing of stabilizing columns, major repairs, conservation and plugging of oil and gas wells.

#775113 Series AA	Dated 28 October, 2004	October 28 2004 - October 2009	Construction activities

# 867363 Series AA	Dated 10 November, 2004	November 21 2004 - November 20 2009	Supplying of natural gas on an unregulated tariff basis

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

As at December 31, 2007, the Company made qualifying investments of $7,942,817 into Karaikozovsk lease, $575,107 into Rakitanyask lease, $147,926 into Rogan lease and $3,583,826 into Peremyshlyansk block.

Productive Wells

As at December 31, 2007, the Company had the following number of productive wells and wells in progress.

Property	Karaikozovsk	Rogan	Rakitnyansk	Peremysh- lyansk	Total

Gross Basis

Oil
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	-	-

Gas
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	-	-

Natural Gas Liquids
Productive Wells	1	-	-	-	1
Wells in Progress	-	-	-	-	-

Net basis

Oil
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	-	-

Gas
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	-	-

Natural Gas Liquids
Productive Wells	1	-	-	-	1
Wells in Progress	-	-	-	-	-

Note: In accordance with the Joint Activity Agreement # 35/970-SD dated August 19, 2004 Esko-Pivnich had 80% working interest in Wells #2 and #3 of Karaikozovsk lease. Effective as of July 31, 2007, the Joint Activity Agreement was terminated and superceded by a lease agreement.

Overview of Regional Geology

Karaikozovsk field

The Company’s most explored and developed reserves are currently located in the Karaikozovsk lease. All of Sunrise’s production activities during 2007 were conducted on the above lease. The Karaikozovsk lease is located close to the northern border of the Dnieper-Donetsk depression. The structure was discovered in 1957-1958 when the exploration drilling and mapping of the area was conducted. Additional geophysical studies of the area were conducted in 1963 which covered Mesozoic, Permian and Upper Carboniferous horizons while in 1971 Middle and Lower Carboniferous horizons were explored. As a result of the detailed seismic studies conducted in 1972-1973, the area was prepared for exploration drilling, which began in 1976. In 1981 Well #2 was drilled and tested on the Serpukhovian deposits at the producing horizons of S-5, S-5a at the depth interval of 4981-5196 m (approximately 16,400 ft). These tests resulted in a flow rate of 75 cu.m/day (approximately 430 barrels per day), using 10mm choke. In 1982 the field was recorded on the state balance.

The total number of wells drilled in the area included: 12 wildcats and prospecting wells of which two proved commercially viable. The rocks carbonate-terrigenous thickness was uncovered from Quaternary to Lower Carboniferous (Visean stage).

The tectonic fault divides Karaikozovsk lease into two blocks: Karaikozovsk and Lubivsk block.

Proved reserves

The Company does not currently have any proved reserves that can be quantified within the meaning of Regulation S-X of the Securites and Exchange Commission. The Company has retained Netherland, Sewell and Associates to review the reserves of Karaikozovsk block and expects to complete the reserve report in early second quarter of 2008.

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

Taxes

During 2004 the Company was examined by the State Tax Authority of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $598,324 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full (See Notes 13 and 22 of the Consolidated Financial Statements). “Esko-Pivnich” appealed against the decision and won the appellate hearing, however, the tax administration filed a counter appeal with the Supreme Civil Court of Kiev. The Supreme Civil Court had referred the matter back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation. Following the completion of the accounting investigation, the Administrative Court of Appeals on February 21, 2008 ruled the matter in favor of the Company. Based on the above ruling the tax payable provision of $598,324 has been reversed in full. This total is reflected in the financial statements as other income in 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2007. The only matter submitted to a vote of our security holders during the year ended December 31, 2004, was a proposal for the Amendment and Restatement of the Company’s Certificate of Incorporation, which was approved by a written consent of holders holding a total of more than 90% of the outstanding shares. The Amended and Restated Certificate of Incorporations became effective September 30, 2004.

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

The following quotations reflect the high and low daily closing prices for our common stock obtained from Quotestream for the periods indicated below are as follows:

OTC Bulletin Board

Quarter ended	High	Low

March 31, 2007	$2.50	$0.85

June 30, 2007	$2.71	$2.45

September 30, 2007	$2.60	$1.55

December 31, 2007	$2.18	$1.15

Computershare Trust Company Inc., located at 350 Indiana Street Suite 800 Golden Colorado 80401 (Tel 303-262-0600 Fax 303-262-0700) is the registrar and transfer agent for our common shares.

As of March 27, 2008, we had 21,704,682 shares of common stock outstanding or committed for issuance, and approximately 1,400 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

We have engaged Netherland, Sewell and Associates to review our estimates of proved reserves.

Marketing and oil & gas prices

Our future success is dependent on being able to transport and market our production either within Ukraine or export it to international markets.  Thus, our revenues could be adversely affected by issues which are beyond our control relating to the crude oil and gas transportation infrastructure both within and outside Ukraine. The export of oil from Ukraine depends on access to transportation routes, primarily pipeline systems, which can have limited available capacity and are subject to other restrictions.  Gas pipeline access is the only method to sell gas production either domestically or for export, and thus the Company is subject to the risk that unless the Company obtains access to pipelines to transfer gas to Ukraine, the price at which the Company sells its gas may remain well below the market price.  We have connected the gas and condensate separation facility at Karaikozovsk lease to Bogodukhov-Stepove regional gas pipeline.  There is no gas pipeline connection at the Company’s other properties as they are not presently producing. The majority of our customers buy the oil and condensate from us at wellsite by collecting it from our storage facility in tank-trucks. Prior to the completion and launch of the Company’s oil, gas and condensate separation and gathering facility at Karaikozovsk property in September 2007, we also shipped certain amounts of oil and gas mixture that we produced by pipe to Kachanovskiy oil refinery for separation and treatment to pipeline grade.

The prices of oil, gas and natural gas liquids are subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.

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

Risks Associated with International Markets

The Company’s operations have thus far been confined to Ukraine. However, the future success of the Company will depend in part on its ability to generate sales on international markets. There can be no assurance, however, that the Company will be successful in generating these sales. In addition, these will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country’s legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Company’s foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company’s operations to the same extent as the laws of the United States.

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

Exposure to foreign exchange rate fluctuations

With the majority of our operations being located in Ukraine, all of our revenues and the majority of our expenses are denominated in Ukrainian hrivnas. We currently do not and do not plan in the near future to hedge our exposure to changing foreign exchange rates. Any unfavorable changes in the applicable foreign exchange rates may have a material effect on our financials and performance.

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

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the years ended December 31, 2007 and 2006.

Management’s key objectives for 2007 were:

•	Complete the construction Well #21 of Karaikozovk lease and place it into production;

•	Complete the construction of the separation and storage unit for Karaikozovsk field;

•	Approach completion of Well #1 of Peremyshlyank field;

•	Commence geological and research works on Rogan and Rakitnyansk properties;

We believe that these key objectives were achieved in 2007. Our 2008 strategy for Karaikozovsk’s field includes transferring Well #3 of Karaikozovsk lease to a gas horizon, acquiring 3-D seismic of the Karaikozovsk lease, re-entering a previously abandoned Well #14 of Karaikozovsk field and completing a side bore away from the salt dome.

In addition, we will continue the exploration activities on Rogan, Rakitnyansk and Peremyshlyansk properties aiming to establish the optimal reservoir development scenarios. In 2008, we will commence exploration activities on the Company’s Pilipivsk, Niklovitsk, Sheremetyevsk and Chukvinsk leases in Western Ukraine.

Current Activities

During 2007, our production was limited to Wells #2, #3 and #21 of Karaikozovsk lease.  During the year we produced 19.2 MBBLS of oil from Well #2 and 2.1 MBBLS of oil from Well #3. In addition, we produced 202 MMCF of natural gas and 7 MBBLS of condensate from Well #21 since the beginning of production from that well in September 2007.

Well #3 has been plugged since July 2007 due to the depletion of the oil horizon from which it had been producing since the commencement of production. At the end of 2007 the Company cemented the above horizon and commenced workovers of the well aiming to recomplete it at the gas horizon Visean-14. The gas horizon tests will be performed throughout March 2008.

On or around August 1, 2007 Esko-Pivnich, the Company's wholly-owned operating subsidiary completed the construction of a new gas, oil and condensate storage and separation facility. In addition, the Company built a pipeline from the above separation and storage facility to a regional Bogodukhov-Stepove regional gas pipeline. The new facility commenced operations on September 1, 2007 simultaneously with the commencement of gas and condensate production from Well #21 of the Company’s Karaikozovsk lease.

As at December 31, 2007, the Company ñompleted drilling approximately 95% of exploration Well #1 of Peremyshlyank lease in Western Ukraine.

Results of Operations

Oil and gas production and revenue

During the year ended December 31, 2007, Esko Pivnich had gross production of 21,321 barrels (“BBLS”) of crude oil, 201,414 thousands of cubic feet (“MCF”) of natural gas, and 7,068 barrels (“BBLS”) of condensate respectively. As at December 31, 2007 the Company carried inventory of oil of 104 BBLS and 635 BBLS of condensate while as at December 31, 2006 the Company carried 6,252 BBLS of oil in inventory.

We recognize revenue from the sale of oil and condensate when the purchaser takes delivery of the oil at the field. The revenue from the sale of natural gas is recognized at the metering node installed at the point of connection of the Bogodukhov-Stepove gas pipeline with the gas flow line from the storage and separation facility at Karaikozovsk lease.

During the year ended December 31, 2007 the Company sold on the gross basis 27,229 BBLS of its internally produced crude oil at an average price of $51.78 per BBL translating into net revenues from sales of internally produced oil of $1,409,783. In addition, the Company sold on a gross basis 201,414 MCF of gas at an average price of $3.06/MCF translating into net revenues from sales of produced gas of $617,239. Also, the Company generated $350,621 from the sales of produced condensate at an average price of $54.70.

Prior to August 1, 2007, in accordance with the joint activity agreement for Karaikozovsk property, the Company had 80% working interest in production resulting from Well #2 and #3 of the field. Efffective from August 1, 2007, the Company had 100% working interest in the field but had to pay Okhtyrkanaftogaz a monthly rental fee equivalent to $18,495 for the usage of Wells #2 and #3 of Karaikozovsk property.

The Company has 100% working interest an does not have to pay any rental fees with respect to Well #21 of Karaikozovsk field since the Company financed 100% of Well #21 drilling costs.

All sales agreements were short-term in nature. The above agreements can be extended subject to the consent of the parties. Our crude oil and natural gas liquids are sold on the ex-works basis and natural gas is sold at the pipeline measuring node. Therefore, the company does not normally incur significant transportation expenses.

Production Costs

Provided below is the analysis of the average selling prices and production costs during 2004-2007 period presented on the net basis.

For the years Ended	12/31/2007	12/31/2006	12/31/2005
Production[1]
Oil, BBLS	17,577	29,494	31,411
Natural Gas Liquids, BBLS	7,068	—	—
Natural Gas, MCF	201,414	21,377	41,815
Barrels of Oil Equivalent, BOE[3]	58,213	33,057	38,380

Average sales price
Oil, $/BBL	51.78	55.14	42.00
Natural Gas Liquids, BBLS	54.70
Natural Gas, $/MCF	3.06	1.36	0.89

Average oil and natural gas cost of production, $/BOE[2]	26.36	24.03	27.68

[1]	Calculated on the net production basis (net to the Company) based on 80% working interest in Karaikozovsk property prior to August 1, 2007.

[2]
Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of field production personnel, insurance and ad valorem taxes.

[3]	Natural gas is converted to oil equivalent at the rate of 6MCF of gas equaling 1 BOE.

Operating income

The increase in the production costs was mainly due to the increase in reservoir stimulation costs of Well #2 of Karaikozosk property. This increase was partially compensated by a higher absorption of fixed production overheads resulting from the commencement of gas production.

Exploration and development

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During 2007 and 2006, we incurred $285,397 and $174,551 in exploration and development expenses, respectively.

The Company expects a significant increase in exploration expenses during 2008-2009 period due to the continued exploration of Karaikozovsk field, commencement of exploration work on Rogan and Rakitnyansk fields in Eastern Ukraine as well as continuation of exploration work on Peremyshlyansk property and the remaining 5 fields in Western Ukraine. The Company may have to invest significantly greater amounts in each of the above properties than provided under the respective licensing agreements with the Ministry of Resources of Ukraine (see above).

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements.

The depreciation of Well #21 drilling and in-ground infrastructure costs in the amount of $551,690 was the largest contributor into the total depreciation charge for 2007 in the amount of $697,173. The depreciation related to the gathering, separation and storage facility also contributed to the increase from $213,543 charged to expense in 2006.

Sales, general and administrative expenses

Sales, general and administrative expenses in 2007 increased to $1,492,790 from $753,404 in 2006. The increase was mainly contributed by access road current maintenance and repair services at the Company’s Rakitnyansk property of $220,912, amortization of success fees paid in respect of promissory note financing obtained by the Company during first quarter of 2007 in the amount of $127,500, and increase in payroll and related taxes of $156,081.

Interest expenses

Interest expense grew from $294,883 in 2006 to $919,498 in 2007 as a result of the higher amount of debt in the Company’s capital structure. During 2007, the Company added $3,379,303 of debt (including convertible debentures and promissory notes - Note 19) to its capital structure while $2,326,683 was repaid during the year.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establish steady production of hydrocarbons in Ukraine. As at December 31, 2007 the Company had total current assets of $2,942,614 and total current liabilities of $5,114,837. As at December 31, 2007, the Company had cash balances of $11,915 and a working capital deficit of $2,172,224.

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

Cash flow

Cash (used)/provided by operating activities for the years ended December 31, 2007 and 2006 amounted to $(848,262) and $546,541, respectively. The reduction in operating cashflow by $1,394,803 was primarily caused by the decrease in other accounts payable of $509,718 (2006: increase of $664,600), no change in accounts receivable compared to a decrease of $575,656 in 2006, and a higher decrease in taxes payable of $513,839 (2006: increase of $37,527).

During 2007 and 2006, the Company invested in fixed assets a total amount of $4,761,141 and $4,650,778, respectively, which were financed by private equity placements, convertible debentures placements and promissory notes.

Cash Requirements

The Company anticipates it will require around $10 million to implement its capital expenditure program for 2008. The Company believes that it will be able to raise the funds through equity and debt financing; however, there is no guarantee that such funds will be raised and no certainty as to when such funds may be raised.

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

The prevailing exchange rate at December 31, 2007 was approximately 1 U.S. dollar to 5.050 Ukrainian Hrivnas. For the years ended December 31, 2007 and 2006, the average exchange rates to 1 U.S. dollar were approximately 5.05 and 5.05 Ukrainian Hrivnas, respectively.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $2,002,817 during the year ended December 31, 2007, and, as of December 31, 2007, the Company’s current liabilities exceeded its current assets by $2,172,224. Additionally, to fully develop the area covered by the Company’s licenses, the Company needs substantial additional funding.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2007 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, GLO CPAs, LLLP on the consolidated financial statements of Sunrise Energy Resources, Inc., and its subsidiaries (the “Company”) for the year ended December 31, 2007 is included herein immediately preceding the audited consolidated financial statements for the respective periods.

*Former name of Sunrise Energy Resources, Inc. as filed in information statement on from 14f-1 on January 3, 2005, pursuant to Section 14fc of the Act reporting the Company’s plan to complete the acquisition and modify the control of the Company and the make up of the Board of Directors.

SUNRISE ENERGY RESOURCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF SUNRISE ENERGY RESOURCES, INC AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Sunrise Energy Resources, Inc. and Subsidiaries (“the Company”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Energy Resources, Inc and Subsidiaries at December 31, 2007, and the related consolidated results of their operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,002,817 during the year ended December 31, 2007, and, as of December 31, 2007, the Company’s current liabilities exceeded its current assets by $2,172,224. These factors, among others, including the Company’s ability to develop the properties for which the Company has licenses, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GLO CPAs LLLP

Houston, Texas
March 27, 2008

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,915
Accounts receivable - related party	165,492
Other accounts receivable and prepayments	991,538
Inventories	38,550
Taxes receivable	1,735,119
Total current assets	2,942,614

NONCURRENT ASSETS
Property, plant and equipment, net	9,590,275
Lease/concession acquisition cost of Pari	107,714
Long-term financial investments	77,534
Deferred tax asset	75,777

TOTAL ASSETS	$12,793,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$180,584
Accounts payable - related party	1,898,070
Taxes payable	430,831
Short term notes payable	815,533
Other accounts payable and accruals	765,695
Other accounts payable - related party	275,091
Prepayments for oil and gas	412,228
Interest payable	219,710
Interest payable - related party	99,095
Profit interest payable	17,998

Total current liabilities	5,114,835

Long-term payable	5,363,872
Long-term payable - related party	1,205,900

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 21,704,682 issued and outstanding	21,705
Additional Paid-in-Capital	4,643,353
Retained earnings (Accumulated deficit)	(3,523,559)
Accumulated other comprehensive income - foreign currency	(32,192)
Total stockholders' equity (deficit)	1,109,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,793,914

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (Expressed in US Dollars except share amounts)

	For the years ended December 31
	2007	2006
REVENUES
Produced oil & gas	$2,377,642	$1,754,033
Purchased oil & gas	389,790	120,174
	2,767,432	1,874,207

COST OF SALES	(354,524)	(116,637)
	2,412,908	1,757,570

Operating expenses	(1,713,658)	(666,702)
Depreciation and depletion expenses	(697,173)	(213,543)
Other operating income (expense)	(11,241)	6,145
Sales, general and administrative expenses	(1,492,790)	(753,404)
OPERATING INCOME (LOSS)	(1,501,954)	130,066

OTHER INCOME (EXPENSE)
Interest income	758	1,008
Interest expense	(919,498)	(294,883)
Production sharing agreement working interest expense	(40,109)	(99,190)
Foreign exchange (loss) gain	(26,011)	(16,987)
Loss on disposal of fixed assets	(74,875)	(3,971)
Gain from reversal of accrued VAT liability	(598,324)
(LOSS) INCOME BEFORE TAX	(1,963,365)	(283,957)

INCOME TAX	(39,452)	(55,085)
NET LOSS	(2,002,817)	(339,042)

Other comprehensive loss
Foreign currency translation loss	-	-
COMPREHENSIVE LOSS	$(2,002,817)	$(339,042)

BASIC LOSS (EARNINGS) PER SHARE	$(0.11)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,894,350	17,144,251

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholder's Equity (Capital
	Shares	Amount	Capital	Deficit)	(Loss)	Deficit)
BALANCE, DECEMBER 31, 2005	17,000,000	$17,000	$(15,623)	$(1,181,700)	$(32,192)	$(1,212,515)
Common stock issued upon Pari acquisition	161,014	161				161
Additional paid-in capital on Pari acquisition			96,447			96,447
Net income (loss) for the year	-	-		(339,042)		(339,042)
Comprehensive loss for the year

BALANCE, DECEMBER 31, 2006	17,161,014	17,161	80,824	(1,520,742)	(32,192)	(1,454,949)

Private placement of shares	4,493,668	4,494	4,435,079			4,439,573
Shares issued for services	50,000	50	127,450			127,500
Net income (loss) for the year				(2,002,817)		(2,002,817)

BALANCE, DECEMBER 31, 2007	21,704,682	$21,705	$4,643,353	$(3,523,559)	$ (32,192)	$1,109,307

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(Expressed in US Dollars)

	For the years ended December 31
	2007	2006
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(2,002,817)	$(339,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	697,173	213,543
Provision for doubtful accounts	-	(20,154)
Deferred tax (gain)	(3,360)	(9,667)
Net accrued interest	413,515	60,559
Ammortization of shares issued for services	127,500	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	575,656
(Increase) in other accounts receivable and prepayments	23,311	(125,358)
(Increase) decrease in inventories	302,465	(181,742)
(Increase) decrease in taxes receivable	(705,554)	(825,291)
Increase (decrease) in accounts payable	1,076,650	191,345
Increase (decrease) in taxes payable	(513,839)	37,527
Increase (decrease) in other accounts payable and accruals	(509,718)	664,600
Increase (decrease) in prepayments for oil and gas	(160,746)	72,107
Increase in interest payable	448,108	191,509
Increase (decrease) in profit interest payable	(40,949)	40,949
	(848,261)	546,541

CASH PROVIDED BY FINANCING ACTIVITIES:
Short term notes issued	2,523,103	-
Short term notes repaid	(2,140,683)
Long term loans received	-	1,112,000
Proceeds from share issuance	4,439,573
Short terms loans paid	-	(514,851)
Long term notes issued	856,200	3,703,799
Long term notes repaid	(186,000)
	5,492,193	4,300,948

CASH USED IN INVESTING ACTIVITES:
Purchase of property, plant and equipment	(4,761,141)	(4,650,778)
Long term investment purchased	(74,022)	(1,532)
Cash inflow on the acquisition	-	4,549
	(4,835,163)	(4,647,761)
INCREASE (DECREASE) IN CASH:	(191,231)	199,727
CASH, at the beginning of the period	203,146	3,419
CASH, at the end of the period	$11,915	$203,146

INCOME TAX PAID	$45,945	$75,450
INTEREST PAID IN CASH	$316,798	$-

Non-cash investing and financing transactions:
Issuance of common stock for acquisition of Pari, Ltd.	$-	$96,608
Issuance of common stock to Dutchess Private Equity Fund for placement agency services	$127,500	$-
Issuance of promissory Note as payment for services to MI SWACO	$237,677

The accompanying notes are an integral part of the consolidated financial statements.

1.  NATURE OF BUSINESS

All operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC). Esko Pivnich and Pari are engaged in oil and gas exploration and development in the country of Ukraine. During 2007 the Company’s revenues were derived exclusively from Esko Pivnich’s activities on Karaikozovsk lease in Eastern Ukraine where the Company was producing from 3 wells internally labeled #2, #3 and #21. Well #21 of Karaikozovsk property was put into production on September 1, 2007.

Until July 31, 2007, Esko Pivnich’s involvement in wells #2 and #3 of Karaikozovsk lease was governed by joint activity agreements (JAA). On that date the effective JAA #35/970-SD was superseded by a Lease Agreement # 4/1220-OR dated August 1, 2007. In accordance with the lease agreement, the Company’s wholly owned subsidiary Esko Pivnich shall pay Okhtirkaneftegas an equivalent of $18,945 per month at the prevailing exchange rate for the usage of all facilities at Karaikozovsk property that are owned by Okhtirkaneftegas including Well #2 and #3. The above flat fee does not depend upon the amount of hydrocarbons actually produced from Karaikozovsk lease.

Since 2000, Esko Pivnich has been a party to the following joint activity and lease agreements with regard to Karaikozovsk property.

JAA/ Lease Agreement	Counterparty	Status	EP Capital Contribution*, %	EP Profit Share*, %
JAA # 01-SD dated April 26, 2000	Poltavaneftegazgeologiya	Superceded by PSA # 35/970-SD.	100%	60%

JAA # 35/970-SD dated August 19, 2004	Okhtyrkaneftogaz	Terminated on July 31, 2007 and superceded by Lease Agreement effective on August 1, 2007.	80%	80%

Lease Agreement # 4/1220-OR dated August 1, 2007	Okhtyrkaneftogaz		100%	100%

* Esko Pivnich’s capital constribution and profit share were applicable only to Wells #2 and #3 of Karaikozovsk lease. Well #21 of Karaikozovsk block has been 100% financed by Esko Pivnich. Accordingly, 100% of profits or losses from Well #21 accrue to Esko Pivnich. The Company is not a party to any joint activity or other agreements with respect to remaining properties. In the event, the Company’s subsidiaries do not enter into joint activity agreements, the Company’s subsidiaries shall be responsible for 100% of the capital expenditures on such properties and, accordingly, 100% of the profits or losses from wells drilled on these properties shall accrue to the Company.

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

At December 31, 2007 the company employed 50 people.

2.  PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation - These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going concern — The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $2,002,817 during the year ended December 31, 2007, and the Company’s current liabilities exceeded its current assets by $2,172,224. Additionally, to fully develop the area covered by its licenses, the Company needs to raise substantial additional funding.

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

Functional and Reporting Currency - US dollar is the reporting currency of the accompanying consolidated financial statements. The Company’s Ukrainian subsidiaries use Ukrainian Hrivna (UAH) as their functional currency since their most revenues and operating expenses are denominated in Ukrainian Hrivnas. The Ukrainian Hrivna is not a fully convertible currency outside of the territory of the Ukraine. The translation of Hrivna denominated assets and liabilities into US dollars for the purpose of these consolidated financial statements does not indicate that the Company could or will in the future realize or settle in US dollars the translated values of these assets and liabilities.

The prevailing exchange rate at December 31, 2007 was approximately 1 U.S. dollar to 5.0500 Ukrainian Hrivnas. During the years ended December 31, 2007 and 2006, the foreign exchange rate was unchanged at 1 U.S. dollar was 5.05 Ukrainian Hryvnas.

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

The Company has revenues from the sale of petroleum products produced from the properties for which the Company has production activities (Note 4 and Note 22) and from products purchased from third parties. At present, the Company has been unable to estimate the quantity of its proved reserves. We plan to estimate our proved reserves for Karaikozovsk block once we complete and test Well #21 of Karaikozovsk block in 2008.

Property, Plant and Equipment - As of the date of the financial statements with the exception of Well #21 of Karaikozovsk property, most assets capitalized are directly related to in-process drilling costs, above ground storage, distribution and production facilities. The Company has adopted the policy of accounting for oil and gas properties using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when a well is determined non-productive. Other exploratory expenditures, including geological and geophysical costs are expensed as incurred. Depreciation, depletion and amortization of capitalized costs is calculated based on useful economic life of the resulting assets. Capitalized Lease/Concession acquisition costs are depreciated over the life of the related drilling rights.

Production and related overhead costs are expensed as incurred. Depreciation of assets not directly associated with oil production and certain workover costs on properties has been calculated on a straight-line basis over the economic lives of such assets, estimated to be in the following ranges:

Property and Equipment	2 years
Well #21drilling costs, casing and tubing	Over the remaining life of the exploration license (6 quarters as at 12/31/2007)
Other Oil&Gas Equipment	10-12 years
Storage tanks	10 years
Above ground pipelines and flowlines	20 years
Office Equipment	5 years
Computer Equipment	3 years

The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in the income statement.

Well #21 of Karaikozovsk property was placed into production on September 1, 2007 from the gas producing horizon Visean-15. Since the commencement of production, a total of approximately 202MMCF of natural gas and 7 MBBLS of condensate were produced. The well has been producing on a 5mm choke. At present, Well #21 is producing at the rate of approximately 1 MMCF per day and 15 BBLS of condensate per day. All produced gas is being sold to the Company’s customers through the regional pipeline connection secured by the Company. While the well was being logged, 2 other commercially viable producing horizons were discovered in addition to the currently producing Visean-15 producing horizon. The Company’s geologists estimate the useful economic life of the well as 3-5 years. Since the well is currently undergoing testing, the Company’s geologists have not yet been able to obtain a more accurate estimate of the reserves of Well #21 which are required in order to apply the units of production method. Once the extensive testing of the well is completed and the Company’s geologists are able to accurately estimate the remaining producible reserves the Company will start applying the units of production mehod. Until that time, the Company determined the most appropriate procedure to deplete the drilling costs, as well as the costs of casing and tubing over the remaining life of the exploration license for Karaikozovsk property which expires in July 2, 2009. Consequently, the above well costs will be expensed over approximately 1.5 years. When reserve data has been obtained, we will adjust this calculation to comply with actual production and reserves.

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

Accounts Receivable - Accounts receivable are stated at their net realizable value after deducting provisions for uncollectible amounts. Because all sales are paid in advance, there are no trade receivables.

Cash and Cash Equivalents - Cash include petty cash and cash held in checking bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2007 consisted mainly of the UAH and USD denominated current accounts.

Loans and Other Borrowings - All loans and borrowings are recorded at the proceeds received, net of direct issue costs.

Borrowing Costs - Borrowing costs are recognized as an expense in the period in which they are incurred.

Trade and Other Payables - Liabilities for trade and other amounts payable are stated at their nominal value.

Value added tax on purchases and sales - Output Value Added Tax (VAT) related to sales is payable to tax authorities upon collection of receivables from customers. VAT paid on purchases can be offset against VAT collected on sales and payable to the state. In the event the resulting net amount is a liability, it is payable to the state. Conversely, in the event the net VAT balance is an asset it may be carried on the Company’s balance sheet (“Deferred VAT”) to be offset against VAT liability arising in future periods. In case a provision for bad and doubtful receivables has been accrued in relation to accounts deemed to be uncollectible, the resulting bad debt expense is recognized for the invoice value gross of including VAT. The arising VAT deferred liability is maintained until the account is settled or until the account is written off.

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

Retirement Benefit Costs - The operating divisions of the Company located in Ukraine contribute to the state pension, medical and social insurance and employment funds on behalf of all its current employees. Any related expenses are recognized in the income statement as incurred.

Segment Reporting - The Company’s business operations are located in the Ukraine and include exploration and production of hydrocaronds. Therefore, the Company’s business activities are subject to the same risks and returns and are addressed in the consolidated financial statements of the Company as one reportable segment.

Reclassifications - Certain reclassifications were performed in 2003 consolidated financial statements in order to present comparative figures in line with 2006, 2005 and 2004 consolidated financial statements.

4.  JOINT ACTIVITY AND LEASE AGREEMENTS

JAA # 01-SD dated April 26, 2000

In August 2000 Esko Pivnich together with the state owned geological enterprise Poltavaneftegasgeologiya executed a joint activity agreement (“JAA”) to start exploration and development of Karaikozovsk field located in Krasnokutsk area of Kharkov region. Under the terms of JAA Poltavaneftegasgeologiya acted as the holder of the main geological and exploration licenses to develop Karaikozovsk field and Esko Pivnich acted as an investor into the JAA. Esko Pivnich’s total contribution into PSA #01-SD amounted to $596,188.

In November 2000 a subsidiary of JSC Ukrneft, Okhtirkaneftegas, was admitted into the JAA. Okhtirkaneftegas owned two wells on Karaikozovsk block, the operational usage of which was contributed into the JAA. Also, Okhtirkaneftegas made a commitment to render to JAA certain exploration and capital repair services at market rates.

In May 2003, due to the expiration of geological and exploration licenses held by Poltavaneftegasgeologiya, all exploration and development activities on Karaikozovsk’s field were temporarily suspended.

JAA # 35/970-SD dated August 19, 2004

In 2004 Esko Pivnich filed an application with the Ukrainian State Committee for Mineral Resources to continue the exploration and development of Karaikozovsk field and in July 2004 the Esko Pivnich obtained the exploration license for Karikozovsk block for the period of 5 years. In accordance with the terms of JAA #35/970 Esko Pivnich was liable to finance 80% of the capital expenditures while Oktyrkanaftogaz was liable to finance 20% of the capital expenditures required to maintain and operate Wells #2 and #3. Esko Pivnich and Okhtyrkanaftogaz participated in the resulting profits(losses) from Wells #2 and #3 in the same proportions. JAA #35/970 only concerned Wells #2 and #3 of Karaikozovsk property which were originally owned by Okhtyrkaneftegas and did not apply to Well #21 or any other facilities such as the gathering, separation and storage facility and a pipeline both financed solely by Esko Pivnich. JAA #35/970 was terminated on July 31, 2007 and was superseded by well lease agreement # 4/1220-OR.

Lease Agreement # 4/1220-OR dated August 1, 2007

In accordance with the agreement, the Company’s wholly owned subsidiary Esko Pivnich shall pay Okhtirkaneftegas an equivalent of $18,945 per month at the prevailing exchange rate for the usage of all facilities located on Karaikozovsk block including Wells #2 and #3 that are owned by Okhtirkaneftegas.

5.  ACCOUNTS RECEIVABLE (RELATED PARTY)

Accounts receivable as of December 31, 2007, consisted of the following:

12/31/2007
CJSC Infox, related party	$165,492
Total	$165,492

Accounts receivable as of December 31, 2007 consisted of $165,492 receivable from CJSC Infox, a related party that resulted from several crude oil shipments which took place in 2004 and 2003. No provision for bad debts has been recorded for these accounts. Management of the Company believes that the outstanding amount will be settled in full during 2008 or offset against $1,898,070 owed to CJSC Infox (Note 12).

6.  OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments made as of December 31, 2007 were as follows:

12/31/2007
Ukrzaccordonneftegasabudinvest	$178,218
Vixen JLM	128,699
Zond	144,554
SDCH	139,066
Ukrnadraservice	110,950
Poltavaneftegasgeologia	79,678
Ukrfinresource2004	62,919
Svako	44,146
Other	103,308
Other accounts receivable and prepayments, net of provision for doubtful accounts of $46,931	$991,538

The amounts $144,554 due from Zond and $110,950 due from Ukrnadraservice were related to the prepayment for capital repair work of Well #3 of Karaikozovsk property. $178,218 due from Ukrzaccordonneftegasbudinvest was related to the prepayment for construction work on Well #1 of Peremyshlyansk property. The amount due from SDCH related to excess production tubing sold to the above company.

The advance paid to Vixen JLM relates to a prepayment for well casings. The amount due from Vixen went down from $495,030 as at 12/31/2006 to $128,699 as at 12/31/2007. The amount of $79,678 due from Poltavaneftegasgeologia represented a prepayment for the workovers of Well #1 of Rakitnyansk property. The Company was dissatisfied with the quality of the above services and has filed a lawsuit against Poltavaneftegasgeologia to recover the prepayment. The company estimates its chances to recover the above amount as good. No provision has been set up in respect of the above amount.

After a series of appellate hearings that took place during 2004-2007, the matter regarding the amount paid to Okhtirkanaftogaz was ruled against the Company during fourth quarter 2007 and, accordingly, the amount of $198,880 due to the Company was expensed accordingly in 2007 (Note 22).

7.  INVENTORIES

Inventories as at December 31, 2007 consisted of the following:

12/31/2007
Crude oil and condensate - at cost	$38,550
-
Total	$38,550

Inventories as at December 31, 2007 were represented by the balances of crude oil produced internally in the amount of 103 BBLS and condensate in the amount 635BBLS.

8.  TAXES RECEIVABLE

Taxes receivable as of December 31, 2007 consisted of the following:

12/31/2007
VAT receivable	$1,733,991
Other tax prepaid	1,128
Total	$1,735,119

Taxes receivable balance as of December 31, 2007 is comprised of VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period. Relatively high receivables balances result from high VAT paid on capital expenditures.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as at December 31, 2007 consisted of the following:

12/31/2007
Well capital repair costs and capitalized work-over costs	$415,414
Owned producing wells (drilling costs and below ground infrastructure)	3,045,691
Separation facilities and other above-ground infrastructure	3,406,434
Construction in progress	4,327,825
Office equipment	47,956

11,243,320

Accumulated Depreciation and Depletion	(1,653,045)
Net Book Value	$9,590,275

10.  LONG-TERM FINANCIAL INVESTMENT

As at December 31, 2007, long-term investments consisted of $77,534 investment into a joint activity agreement with Galateya Ltd. on Chukvinsk block located in Western Ukraine. The investment was made by Pari, a wholly owned subsidiary of the Company in the form of pipes for future wells to be drilled on the property. Since the investment was made, no activity has taken place in the Joint Activity Agreement and the pipes were carried at cost. Although, Pari has a 51% interest in the JAA, Pari does not have an operating control of the field and does not exercise any significant influence.

Long-term investment as of December 31, 2007 represents 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

11.  INCOME TAX

The Company’s provision for income tax for the year ended December 31, 2007 was as follows:

12/31/2007
Current tax	$42,812
Deferred tax (gain)	(3,360)
Total income tax expense (benefit)	$39,452

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the year in the Company’s deferred tax position was as follows:

12/31/2007
Net asset at the beginning of the period	$72,417
Charged to income for the period	3,360
Net asset at the end of the period	$75,777

The tax effect of the major temporary differences that give rise to the deferred tax assets as at December 31, 2007 is presented below:

12/31/2007
Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$46,931
Valuation of VAT receivable	125,770
Low value items written off	663
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian law	129,379
Total	$302,743

The deferred tax assets as at December 31, 2007, calculated at effective Ukrainian income tax rate of 25%, consist of the following:

12/31/2007
Deferred tax assets
Provision for doubtful receivables	$11,733
Valuation of VAT receivable	31,533
Low value items written off	166
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian law	32,345
Total	$75,777

The taxation charge for the year is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

12/31/2007

(Loss) before income tax and minority interest	$(2,002,817)
Theoretical income tax benefit at statutory rate of 25%	500,704
Adjustments due to:
Tax effect of expenses that are not deductible in determining taxable profit	(540,156)

Income tax (benefit)	$(39,452)

As of December 31, 2007 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, the Company has a net operating loss carry forward of $2,020,301which expires in 2028. As a result, the company has a deferred tax asset of $686,902 which is fully reserved because of the uncertainty of realization.

12.  ACCOUNTS PAYABLE

Accounts payable as of December 31, 2007 consisted of the following:

12/31/2007
Accounts payable	$180,584

CJSC Infox, related party	1,898,070
Total	$2,078,654

Third parties accounts payable balances as of December 31, 2007 were comprised of payable to Okhtirkaneftegas for services in amount of $180,584 respectively.

The amount of $1,898,070 payable to the related party, CJSC Infox, as of December 31, 2007, is related to well drilling and repair services, provided to EP by third party service companies and paid by CJSC Infox on behalf of the Company.

13.  TAXES PAYABLE

Taxes payable as of December 31, 2007 and consisted of the following:

12/31/2007
VAT	$376,690
Exploration tax	22,469
Profit tax	-
Resource Tax	21,966
Social insurance	6,147
Personal Income Tax	2,375
Other taxes payable	1,184
Total	$430,831

All above amounts are current.

14.   SHORT TERM NOTES PAYABLE

Dutchess Note

On March 26, 2007, the Company issued to Dutchess Private Equities Fund, Ltd. ("Dutchess") a senior promissory note in the face amount of $2,553,125 for gross proceeds of $2,375,000 (the "Dutchess Note"). The Note bore interest at 7% per annum and matured on December 26, 2007 ("Dutchess Note Maturity Date"). Pursuant to the Dutchess Note, the Company was required to make payments to Dutchess of $20,000 on each monthly anniversary from the date of issuance through July 26, 2007. Thereafter, the Company was required to pay Dutchess $515,170.57 on each monthly anniversary until paid in full.

In connection with the issuance of the Dutchess Note, the Company executed and delivered to Dutchess a Security Agreement ("Security Agreement"), and its subsidiaries, Esko Pivnich and Pari, executed and delivered a Secured Continuing Unconditional Guaranty ("Guaranty") and Negative Pledge ("Pledge"). Dutchess Note is senior to all other debt obligations of the Company. The Company has also agreed to provide to Dutchess an additional collateral for the Dutchess Note in the form of forty (40) Put Notices which was held in escrow;

Due to the temporary cash shortage, the Company was late on November and December payments. The November payment together with accrued interest was subsequently paid to Dutchess in early December while the December payment was paid in late January 2008. On February 21, 2008 (the “Release Date”), the Company and Dutchess executed Agreement and General Release and Waiver (the “Release Agreement”) pursuant to which Dutchess acknowledged that the Dutchess Note had been repaid in full, became null and void and was thereby cancelled. Furthermore, according to the Release Agreement, the Company was deemed to have fulfilled any and all provisions of the following agreements which also terminated: Promissory Note, Security Agreement, Secured Continuing Unconditional Guarantee, and Negative Pledge. Also, the collateral Put Notices none of which had been triggered were specifically voided. Dutchess also released and discharged the Company, the Company’s subsidiaries, the Company’s employees, officers, directors, shareholders, principals, partners, members, attorneys, legal representatives, successors and assigns from all liabilities, undertakings, actions, causes of action, suits, debts, dues, sums of money, accounts, bonds, bills, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, liquidated damages, judgments, executions, claims and demands whatsoever, in law, admiralty or equity, against the Company.

MI SWACO Note

On July 5, 2007 Pari, the Company’s wholly owned subsidiary issued interest free notes to MI SWACO Ukraine as payment for services having face value of $237,678. The notes are due on July 10, 2008.

Other promissory notes

Short term promissory notes outstanding as of December 31, 2007 and December 31, 2006, issued in November 2002 at no interest, were payable by November 5, 2005. These notes in the amounts of $14,257 and $5,340, are payable to Astark and Sipay, respectively. As of December 31, 2007 the holders of the notes had not called for the repayment of the respective amounts. Any valuation adjustment due to the lack of interest has not been calculated, however, such amounts, if any, are not considered to have a material effect on these financial statements.

15.  OTHER CURRENT LIABILITIES

Other accounts payable and accruals as of December 31, 2007 consisted of the following:

12/31/2007
Montazhtransgas	$203,982
Zakhidukrgeologiya	101,126
M-I SWACO	9,096
Vector NDI	30,120
Fort Trade PP	46,337
Ukrgeofizika	62,917
Poltavneftegasgeologia	9,008
Other accounts payable	303,109
Total	765,695

Advances from shareholders	275,091
Total	$1,040,786

The amount of $203,982 due to Montazhtransgas is related to the construction of gathering, separation and storage facility built at the Company’s Karaikozovsk property. The amount of $101,126 due to Zakhidukrgeologiya was related to drilling services of the exploration Well #1 of Peremyshlyansk property. Other accounts payable and accruals as of December 31, 2007 mostly consisted of geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and construction services. The amount of $275,091 represents advances from shareholders with no specific terms paid to the Company during 2005 and 2006.

16. PREPAYMENTS FOR OIL AND GAS

During 2007, the Company sold oil, gas and natural gas liquids to its customers mainly on prepayment basis. As of December 31, 2007, the prepayments received from customers in respect of future deliveries of oil, gas and natural gas liquids consisted of the following:

12/31/2007
Ukrnadraresourse	$229,417
Angronafta	19,802
Luksor	148,515
Other prepayments	14,494

Prepayments for oil and gas	$412,228

17. INTEREST PAYABLE

Interest payable as of December 31, 2007 consisted of the following:

12/31/2007
Millington Solutions Limited	$219,710
219,710

Related Parties
Zaccam Trading, related party	76,619
Interest accrued on advances received from shareholders	22,476
99,095
Total	$318,805

As of December 31, 2007 the amount due to Millington Solutions Limited represented uncapitalized interest accrued on several tranches of convertible debentures placed by the Company in 2006 and 2007.

Interest due to Zaccam Trading relates to credit line facility bearing 3% coupon per annum (Note 19) obtained in 2005.

18.  PROFIT INTEREST PAYABLE

Profit interest related to the Company’s production sharing agreements payable as of December 31, 2007 consisted of the following:

12/31/2007
Poltavaneftegasgeologiya	$17,998
Total	$17,998

Profit interest was accrued during 2007 in the total amount of $40,910 in respect to profits earned for 2002 in accordance with PSA # 01-SD dated April 26, 2000 (Note 22) and PSA # 35/970-SD dated August 19, 2004. The accrued interest was partially paid by the Company during 2007 while $17,998 remained outstanding at period end.

19.  LONG-TERM PAYABLE

As of December 31, 2007, long term payable balances including capitalized interest consisted of the following:

		Conv. Price	Issue date/ Effective	Due not earlier
Lender/Note	Coupon Rate	$/share	Date	than	12/31/2007

Fort Trade			Nov- 2004	Nov- 2009	$465,347
					465,347
Millington Solutions Ltd.
CD-1001	10%	$2.20	03/30/2006	03/30/2009	1,008,920
CD-1009	10%	$2.20	06/06/2006	06/06/2009	2,189,222
CD-1011	6%	$1.40	07/25/2006	07/25/2009	853,683
CD-1013	7%	$3.00	02/01/2007	02/01/2010	846,700
					4,898,525

Fort Trade and Millington Solutions Ltd.					5,363,872

Related parties
Zaccam Trading, Ltd.			03/5/2005	03/5/2015	1,205,900
					1,205,900
Total					$6,569,772

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

On July 25, 2006 the Company executed a Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 6% coupon and the conversion price of $1.40 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

On February 1, 2007, the Company executed Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 7% coupon and the conversion price of $3.00 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006.

On March 15, 2007 the Company and Millington Solutions Ltd. agreed that interest accrued under the Convertible Debenture Note agreements CD-1001, CD-1009, CD-1011 and CD-1013 (“the Notes”) may be at the Borrower’s election paid when due in accordance with the Convertible Debenture Note terms; or fully or partially capitalized. In the event, the Borrower elects to capitalize the accrued interests under the Notes, the accrued interest shall be added to the outstanding principal. Following such election, the interest in subsequent periods shall accrue on the increased principal balance at the rate provided by each Convertible Debenture Note agreement. The increased outstanding principal may be converted into the Borrower’s shares of common stock in accordance with the terms of each Convertible Debenture Note. On March 20, 2007, the Borrower elected to capitalize the interest payments on CD-1001 and CD-1009 due on the first annual anniversary of each tranche. In addition, on July 10, 2007, the Borrower elected to capitalize the interest payments on CD-1011 due on the first annual anniversary of each tranche.

Millington Solutions was duly notified of the Borrower’s election and the Lender’s acknowledgement of the above election is kept on the Company’s file.

Zaccam - Related party

Long term payable to Zaccam Trading, Ltd., related party as of December 31, 2007 represents uncollateralized credit line facility with the limit of $5,000,000 bearing 3% per annum accruing on outstanding principal and payable annually (See also Note 17).

20.  SHAREHOLDERS’ EQUITY

No dividends were declared or paid by the Company during the years ended December 31, 2007 and December 31, 2006.

21.  RELATED PARTIES

Related parties include shareholders and entities which have substantial amounts of common ownership but do not qualify for or require consolidation or combination with the Company.. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of December 31, 2007 see Notes 5, 12, 15, 17 and 19. Our related parties include CJSC Infox and Zaccam Trading, Ltd.

As of December 31, 2007, the outstanding amount of $165,492 receivable from CJSC Infox, related party, was related to several crude oil shipments which took place in 2004 and 2003. Amount of $1,898,070 payable to the related party, CJSC Infox, related to wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

22.  COMMITMENTS AND CONTINGENCIES

Licenses’ commitments

During 2005 the Company received geological and exploration license agreements to develop Karaikozovsk’s, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

	Period	Amount To be invested	Amount invested	Remaining Investment
Rogan field	2005-2009	$2,922,772	$147,926	$2,774,846
Rakitnyansk field	2005-2009	3,938,614	575,107	3,363,507
Karaikozovsk field	2005-2009	4,241,584	7,942,817
Total		$11,102,970	$8,665,850	$6,138,353

Pari - During 2004 Pari received geological and exploration license agreements to develop the Peremishlyansk, Chukvinsk, Scheremetivsk, Niklovitsk and Pilipivsk fields. The following amounts of investments are to be incurred under the terms of those agreements:

	Period	Amount To be invested	Amount invested	Remaining Investment
Peremishlyansk field	2004-2009	$2,336,634	$3,583,826	$-
Chukvinsk field	2004-2009	1,544,554	5,776	1,538,778
Scheremetivsk field	2004-2009	712,872	-	712,872
Niklovitsk field	2004-2009	594,059	17,780	576,279
Pilipivsk field	2004-2009	475,248	-	475,248
Total		$5,663,367	$3,607,382	$3,303,177

Environmental remediation - Under the laws of Ukraine the Company is obligated to conform to certain environmental remediation obligations related to the oil and gas production activities. This amount can not be estimated but is considered to not be material.

Lease commitments - The Company leases office space on the basis of a 1 year lease agreement. The Company’s future lease commitments as of December 31, 2007 are as follows:

2008
Office rent	$74,600
Total	$74,600

Litigation - The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

JSC Ukrneft, Okhtirkaneftegas - In 2003 the Company filed a claim against JSC Ukrneft, Okhtirkaneftegas, in respect to the advance payment made by the Company in 2002 in the amount of $198,880 in respect of certain capital construction works under PSA # 01-SD dated April 26, 2000 (Notes 4 and 6) which were not completed. After a series of appellate hearing tha took place between 2004 and 2007, the matter regarding the amount paid to Okhtirkanaftogaz was finally ruled against the Company during fourth quarter 2007 and, the amount of $198,880 due to the Company was expensed accordingly in 2007.

Taxes

During 2004 the Company was examined by the State Tax Authority of Podolsk region, Kiev, and was assessed additional VAT and Profit tax fines and penalties in the aggregate amount of $598,324 related to 2003 and 2002 years. The amounts were accrued in the respective consolidated financial statements in full (See Notes 13 and 22 of the Consolidated Financial Statements). “Esko-Pivnich” appealed against the decision and won the appellate hearing, however, the tax administration filed a counter appeal with the Supreme Civil Court of Kiev. The Supreme Civil Court had referred the matter back to Civil Court of Kiev and appointed a committee to conduct an accounting investigation. Following the completion of the accounting investigation, the Administrative Court of Appeals on February 21, 2008 ruled the matter in favor of the Company. Based on the above ruling the tax payable provision of $598,324 has been reversed in full. This total is reflected in the financial statements as other income during 2007.

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

23. MILLINGTON CONVERTIBLE DEBENTURE VALUATION

The management believes that apart from the embedded conversion option the convertible debentures (“the Convertible Notes”) issued by the Company to Millington Solutions Ltd. the Company does not have any other embedded derivatives. As can be seen from the following table, at the time of issuance, all embedded conversion features were far out of the money:

Convertible Note	Coupon Rate	Conv. Price $/share	Maximum Price*	Average Price*	Negative Intrinsic Value**	First Tranche Date	Last Tranche Date

CD-1001	10%	$2.20	$0.85	$0.85	(61%)	4/5/2006	5/30/2006
CD-1009	10%	$2.20	$1.00	$0.73	(55%)	6/18/2006	10/1/2006
CD-1011	6%	$1.40	$1.00	$0.83	(29%)	9/21/2006	1/26/2007
CD-1013	7%	$3.00	$2.50	$2.65	(17%)	2/12/2007	6/22/2007

* Highest and average closing prices on the date of receipt of funds under each tranche during the period between the first and the last tranche of each Note.

** Negative intrinsic value is calculated as discount from the conversion price.

The Company believes that upon issuance the Convertible Debenture was issued at fair value for the following reasons:

•	the conversion feature was far out of the money and was designed as compensation to the investor for a relatively low coupon rate;

•	there were no warrants attached to the Millington Convertible Notes;

•	in the event of conversion, the Company had sufficient authorized shares to cover the conversions;

•
All tranches of CD-1001, CD-1009, CD-1011and CD-1013 were originally issued with the conversion feature being out of the money. Despite having been in the money during July-August of 2007, none of the tranches of CD-1001, CD-1009 and CD-1011 have been converted as of the date of this filing primarily due to the limited liquidity of the stock.

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

Fair value of the Convertible Notes comprising the value of the straight bond plus the value of embedded call option may be determined by Black-Scholes option pricing model. The use of the above formula requires certain assumptions that are subject to significant management judgment.

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

For the period from March 1, 2007 to December 31, 2007 during the periods of relative liquidity the observed daily volatility of stock prices was 1.67%. In addition, the annualized risk-free rate of 5% was assumed. Using the above base assumptions, and assuming that the convertibles would be outstanding for 3 years before they are converted i.e. no early conversion, the fair value of the conversion feature of the convertible debentures outstanding on December 31, 2007 at the time of issuance would be $199,582. The fair value of the same convertible debentures on December 31, 2007 given the closing price of $1.15 on that date would amount to $114,949. To comply with SFAS No. 155, the Company would need to record a profit of $84,633 from change in fair value of convertible debt instrument and a reduction the carrying value of the convertible debentures in the liabilities’ section of the Company’s balance sheet by the same amount. The Company believes that recording imaginary and estimated gains or losses would cause the financial statements to be misleading.

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

Our sales to customers in excess of 5% were as follows:

	12/31/2007	12/31/2006
Agrotemp (oil produced)	$217,947	$892,921
Vlad Nafta (oil produced)	45,116	-
Ukrtatnafta (oil produced)	189,769	-
Ukrnedraresource (gas produced)	237,862
Ukrfinresource 2004 (gas produced)	379,377
Vlad nafta (condensate produced)	190,585
Angronafta (condensate produced)	83,081
Nafto Soiuz		337,169
Spago		51,396
Soiuz NPK TOV		42,410
Ukrgasenergo ZAT		302,574
Naftoimpex (oil produced)	385,542
Torpeda PP (oil produced)		65,076
Agronafta (oil produced)	84,193
Azov oil company (oil produced)	135,215
Torpeda PP (oil resold)		120,174
Ukrgasenergo (oil produced)	263,366	-
Ukrfinresourse 2004 (gas resold)	262,991	-
Azov oil company (oil resold)	126,799
Other	165,589	62,487
Total	$2,767,432	$1,874,207

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

25. SUBSEQUENT EVENTS

On February 20 2008 (the “Release Date”), the Company and Dutchess executed Agreement and General Release and Waiver (the “Release Agreement”) pursuant to which Dutchess acknowledged that the Dutchess Note had been repaid in full, became null and void and was thereby cancelled. Furthermore, according to the Release Agreement, the Company was deemed to have fulfilled any and all provisions of the following agreements which also terminated: Promissory Note, Security Agreement, Secured Continuing Unconditional Guarantee, and Negative Pledge. Also, the collateral Put Notices none of which had been triggered were specifically voided. Dutchess also released and discharged the Company, the Company’s subsidiaries, the Company’s employees, officers, directors, shareholders, principals, partners, members, attorneys, legal representatives, successors and assigns from all liabilities, undertakings, actions, causes of action, suits, debts, dues, sums of money, accounts, bonds, bills, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, liquidated damages, judgments, executions, claims and demands whatsoever, in law, admiralty or equity, against the Company.

26.  OIL AND GAS DISCLOSURES (UNAUDITED)

The following information is presented in accordance with the Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities (SFAS No. 69).

(A)
Costs Incurred in Oil and Gas Exploration and Development Activities. The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2007 and 2006 have been included in cost of sales.

	12/31/2007	12/31/2006
Exploration and development costs	$285,397	$174,551

Total	$285,397	$174,551

The above costs were expensed as incurred.

(B) Results of operations from Producing Activities. Results of operations from producing activities for the years ended December 31, 2007 and 2006 are presented below.

	For the years ended December 31,
	2007	2006
Sales of Oil and Gas, condensate produced	$2,377,642	$1,754,033
Production expenses (including depreciation expense)	(2,125,434)	(815,081)
Exploration and development costs	(285,397)	(174,551)
Income tax expense	(39,452)	(191,100)
Total expenses	(2,450,283)	(1,180,732)
Total	$(72,641)	$573,301

(C) Proved Oil and Gas Reserves.

As of December 31, 2007, we have not been able to estimate the quantity of proved reserves within the meaning of Rule 4-10(a) of Regulation S-X. The data to calculate our proved reserves for Karaikozovsk block is being accumulated and the Company has hired a consulting firm to complete this process. However, it has not been completed at this time.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of December 31, 2007 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC’ s rules and forms, particularly during the period in which this annual report has been prepared.

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

Name	Position	Age	Date elected or appointed
Konstantin Tsiryulnikov	CEO, Sunrise Energy Resources, Inc.	29	December - 2004

David A. Melman	Independent Director of Sunrise Energy Resources Inc	65	1997

Bobby Long	Chief Technical Officer	70	July 2007

Roman Livson	CFO, Sunrise Energy Resources, Inc.	37	August 2005

Leon Golden	Independent Director, Sunrise Energy Resources, Inc.	45	December - 2004

Vyacheslav Chuchminov	CEO, Esko Pivnich	50	June - 2002
Taras Burdeniy	CFO, Esko Pivnich	30	June - 2002
Raissa Volodarskaya	Chief Accountant	58	April - 2002

Directors and Key Personnel

Mr. Konstantin Tsirulnikov, President, CEO, of Sunrise Energy Resources. Mr. Tsiryulnikov is president of Odessa Consulting (Canada), and has extensive experience in international business relating to the former Soviet Union countries, concentrating in the Oil and Gas industry. Mr. Tsiryulnikov also serves as the manager of international relations for the L.Z. Group (Canada). Mr. Tsiryulnikov holds an International Business Certificate from the Kyiv Financial Institute and a B.S. degree from the University of Toronto.

Mr. Tsiryulnikov is the son of Eduard Tsiryulnikov, Halton Impex Corp.‘s sole shareholder. As provided below, Halton Impex is a privately owned company, which owns 51% of the issued shares of the Company.

Mr. David A. Melman, Mr. Melman, currently serves as the Chairman of the Board of Directors of Sunrise Energy Resources. Mr. Melman also currently serves as President and CEO of British American Natural Gas Corporation, a company engaged in oil and gas exploration in Mozambique, Africa. From 1997 until January 2005 Mr. Melman served as President and sole director of Sunrise Energy Services, Inc. Mr. Melman serves as a director of Republic Resources, Inc. (OTC Pink Sheets) and Swift LNG Inc., a company recently licensed to commercialize certain patents granted to the Los Alamos National Laboratories to transform natural gas into Liquefied Natural Gas. Mr. Melman was a director of Beta Oil and Gas Inc. 2003-2004, predecessor to Petrohawk Energy, Inc. (NYSE) and of Omni Energy Services, Inc. (NASDAQ) from 2004-2005. Mr. Melman holds a B.S. degree in economics and J.D. and LLM law degrees.

Mr. Bobby Long, Chief Technical Officer. Mr. Long joined Sunrise in July 2007 as the Chief Technical Officer. Since 2003 until joining Sunrise, Bobby worked as a consultant for Access Exploration, a geological consulting firm, where he focused on the analysis of onshore and offshore projects along Texas-Louisiana Gulf Coast. Before that from 1992 through 2003 Bobby managed the Ukrainian operations of Epic Energy, a Canadian exploration and production company. Prior to that from 1983 to 1992 he served as the Chief Geophysicist at Challenger Minerals, a subsidiary of Global Marine Drilling, an offshore drilling contractor that operates worldwide. Prior to that from 1981 to 1983 he worked as Chief Geophysicist for Kirby Exploration, a medium-sized independent oil and gas producer operating in the Gulf of Mexico, Oklahoma and the Rocky Mountains. After graduating in 1965 from Texas A&M University with a Master's degree in mechanical engineering Bobby joined the exploration division of Shell Oil Company where he worked until 1981 holding a number of senior geophysical positions finally becoming Senior Staff Geophysicist in 1978. Bobby is a member of Society of Exploration Geophysicists, American Association of Petroleum Geologists and Society and Petroleum Engineers.

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

Mr. Vladimir Moroz, Chief Engineer, Esko Pivnich (Age 38). Mr. Moroz joined the Company as Chief Engineer of Esko-Pivnich in October 2004. In 2002-2004 he worked as Chief Engineer in the State Emergency Service of Ukraine. Prior to that, in 1995 - 2002 he was the Deputy Director on Science in the NTP “Burovaya Tekhnika” Mr. Moroz graduated from Ivano-Frankovsk Institute of the Oil&Gas in 1992 with a Master’s degree of Well - drilling Engineer. Also, in 2001 he received the Master’s Degree from Poltava Technical University on the Accounting and Audit Department.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has a Compensation Committee and an Audit Committee. The Audit Committee currently consists of two directors Leon Golden and David Melman. The Compensation Committee is made up of Mr. Golden.

The purpose of the Compensation Committee is to review the Company’s compensation of its executives, to make determinations relative thereto and to submit recommendations to the board of Directors with respect thereto in order to ensure such officers and directors receive adequate and fair compensation.

During the fiscal year ending 12/31/2007, the Audit Committee was responsible for the general oversight of audit, legal compliance and potential conflict of interest matters, including (a) recommending the engagement and termination of the independent public accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services, (c) reviewing adjustments recommended by the independent public accountant and addressing disagreements between the independent public accountants and management, (d) reviewing the adequacy of internal controls and management’s handling of identified material inadequacies and reportable conditions in the internal controls over financial reporting and compliance with laws and regulations, and (e) supervising the internal audit function, which may include approving the selection, compensation and termination of internal auditors.

For the fiscal year ended 12/31/2007, the Board of Directors conducted discussions with management and the independent auditor regarding the acceptability and the quality of the accounting principles used in the reports in accordance with Statements on Accounting Standards (SAS) No. 61. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements. The Audit Committee also discussed the other items with the auditors required by SAS No. 61 as amended. In addition, the Board of Directors discussed with the independent auditor the matters in the written disclosures required by Independence Standards Board Standard No. 1.

For the fiscal year ended 12/31/2007, the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company’s independent auditor.

Pursuant to the reviews and discussions described above, the Board of Directors recommended that the audited financial statements be included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for filing with the Securities and Exchange Commission.

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

ITEM  10. EXECUTIVE COMPENSATION

During 2007, the Company paid subsidiary’s senior management nominal rates which are comparable with the basic salaries in Ukraine. No salaries were paid for the newly nominated management of Sunrise Energy Resources Inc. The Company estimates the fair value of the management compensation for 2007 to be not materially different from these accrued ones:

Name and principal position	Actual salary
Konstantin Tsirulnikov	$67,200
CEO of Sunrise Energy Resources, Inc.
Roman Livson	$75,000
CFO of Sunrise Energy Resources, Inc.
Leon Golden	Currently Nominal
Independent Director, Sunrise Energy Resources, Inc.
David A. Melman
Independent Director of Sunrise Energy Resources.Inc	$15,000
Bobby Long	$43,233
Chief Technical Officer
Vyacheslav Chuchminov	$7,500
CEO, Esko Pivnich
Taras Burdeniy	$7,000
CFO, Esko Pivnich
Raisa Volodarskaya	$7,000
Chief Accountant
Total	$221,933

The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2007.

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

Name Of Beneficial Owner	Title of Class	Number of Shares		Percent of Class
Halton Impex Corp.	Common	11,143,235	(1)	51.34%
627 Lyons Lane,
Oakville,
Ontario L6J 5Z7
Canada

Mr. David A. Melman
5353 Memorial Drive
Suite 4012
Houston Texas 77007	Common	250,000	(2)	1.15%

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

(2) Does not include the shares held by Midland Trust Company, Ltd. which owns 0.92% of the total issued and outstanding shares. Mr. Melman held an irrevocable proxy to vote the above shares on certain matters. Mr. Melman disclaims any beneficial ownership of such shares.

Security Ownership of Management

The following table sets forth information concerning the beneficial ownership of the Company’s New Common Stock for the fiscal year ended December 31, 2007 by Mr. Konstantin Tsirulnikov, CEO of the Company, and Mr. David Melman, Independent Director.

Name and Address of Beneficial Owner	Amount of Beneficial Interest		Percent of Class
Mr. Konstantin Tsirulnikov	51.34	% (1)	Common stock

Mr. David A. Melman	1.15%		Common stock

(1)	Mr. Konstantin Tsirulnikov is the son of Mr. Eduard Tsirulnikov the sole shareholder of Halton Impex Corp.

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

ITEM  13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2007 professional services were mostly rendered for the Company by GLO CPAs, LLLP (formerly John A. Braden and Co., P.C.) accounting firm.

Total professional fees incurred by the Company for the years ended December 31, 2007 and 2006 consisted of the following:

	2007 GLO CPAs	2006 John A. Braden and Co., P. C.
Audit	$66,538	$60,000
Audit related	—	—
Tax	—	—
All other fees	—	—
Total	$66,538	$60,000

Audit Fees

The Audit Fees for 2007 and 2006 were for services associated with the consolidated U.S. GAAP audits, and registration statements.

Audit Related Fees

During 2007 and 2006 we did not pay any audit related fees.

Tax Fees

During 2007 and 2006 we did not pay any tax related fees.

All Other Fees

During 2007 and 2006 we did not pay any other fees.

Audit Committee Pre-Approval Policies and Procedures

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of GLO CPAs LLLP and previously for John A. Braden and Co, P.C. for all audit and non-audit services, including tax services. Our Audit Committee pre-approved the engagement terms and fees of both GLO CPAs LLLP and John A. Braden and Co., P.C. for all services performed for the fiscal year ended December 31, 2006 and 2007.

SUBSIDIARIES:

TOV Energy-Servicing Company Esko Pivnich	– 100%
Pari, Ltd.	– 100%

PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

None

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm -GLO CPAs LLP for the year ended December 31, 2007

Consolidated Balance Sheet as of December 31, 2007

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the years ended December 31, 2007 and 2006.

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

Notes to the Consolidated Financial Statements for the year ended December 31, 2007.

Exhibit Number		Description	Incorporation by Reference

3	1	Amended and Restated Certificate of Incorporation of the Company	Filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004; is incorporated herein by this reference.

3	2	Bylaws of the Company	Filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004; is incorporated herein by this reference.

10	1	Shareholders Agreement.	Filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004; is incorporated herein by this reference.

10	2	Convertible Note Agreement #1013	Filed Herewith

10	3	Agreement and General Release and Waiver	Filed Herewith

14		Code of Ethics	Filed Herewith

21	1	List of Subsidiaries	Filed Herewith

31	1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31	1	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32	1	Section 1350 Certification of Chief Executive Officer	Filed Herewith

32	2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

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

Date	Signature	Title
March 31, 2008	/s/ Konstantin Tsirulnikov	CEO