Form 10QSB
period 2008-03-31
SUNRISE ENERGY RESOURCES INC
filed 2008-05-13
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended
March 31, 2008

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

Registrant’s telephone number, including area code: (917) 463-4210

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 13 2008 within past 60 days: $13,174,097.

As of May 13, 2008, the Registrant had 23,119,687 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-QSB

PART I.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	March 31, 2008	December 31, 2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	379,675	$11,915
Accounts receivable – related party	165,492	165,492
Other accounts receivable and prepayments	1,022,106	991,538
Inventories	24,860	38,550
Taxes receivable	1,798,656	1,735,119
Other current assets		-
Total current assets	3,390,789	2,942,614

NONCURRENT ASSETS
Property, plant and equipment, net	9,909,381	9,590,275
Lease/concession acquisition cost of Pari	94,249	107,714
Long-term financial investments	3,353	77,534
Deferred tax asset	77,050	75,777

TOTAL ASSETS	$13,474,822	$12,793,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	182,767	$180,584
Accounts payable – related party	1,948,832	1,898,070
Taxes payable	576,719	430,831
Short term bank loans
Short term notes payable	279,986	815,533
Other accounts payable and accruals	782,338	765,695
Other accounts payable – related party	275,091	275,091
Prepayments for oil and gas	735,165	412,228
Interest payable	268,756	219,710
Interest payable – related party	108,090	99,095
Profit interest payable	17,998	17,998

Total current liabilities	5,175,742	5,114,835

Long term notes payable	5,422,309	5,363,872
Long-term payable to related party	1,205,900	1,205,900

Commitments and Contingencies (Note 24)

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 23,119,687 and 21,704,682 issued and outstanding as of March 31, 2008 and December 31, 2007	23,120	21,705
Additional Paid in Capital	6,056,943	4,643,353
Retained earnings (Accumulated deficit)	(4,377,000)	(3,523,559)
Accumulated other comprehensive (loss) - foreign currency	(32,192)	(32,192)
Total stockholders' equity (deficit)	1,670,871	1,109,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,474,822	$12,793,914

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended
	March 31,
	2008	2007
REVENUES
Produced oil & gas	$960,157	$584,116
Purchased oil & gas	123,762	-
Total	1,083,919	584,116

COST OF SALES	(184,785)	-
	899,134	584,116

Operating expenses	(707,185)	(317,115)
Depreciation expense	(498,228)	(46,048)
Other operating income (expenses)	(67,846)	20,150
Sales, general and administrative expenses	(345,104)	(278,341)

OPERATING INCOME (LOSS)	(719,229)	(37,239)

OTHER INCOME (EXPENSE)

Interest income
Interest expense	(132,283)	(122,317)
Foreign exchange (loss)	(1,083)	(14,007)
Other expense	(2,047)	(11,561)

LOSS BEFORE TAX	(854,642)	(185,124)

INCOME TAX	1,201	(33,563)

NET LOSS	$(853,441)	$(218,687)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,412,185	17,175,169

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

						Total
				Retained	Accumulated	Stockholder's
	Common		Additional	Earnings	Other	Equity
	Stock		Paid-in	(Accumulated	Comprehensive	(Capital
	Shares	Amount	Capital	Deficit)	(Loss)	Deficit)
BALANCE, DECEMBER 31, 2006	17,161,014	$17,161	$80,824	$(1,520,742)	$(32,192)	$(1,454,949)

Private placement of shares	4,493,668	4,494	4,435,079			4,439,573
Shares issued for services	50,000	50	127,450			127,500
Net income (loss) for the year				(2,002,817)		(2,002,817)

BALANCE, DECEMBER 31, 2007	21,704,682	$21,705	$4,643,353	$(3,523,559)	$ (32,192)	$1,109,307

Private placement of shares	1,415,005	1,415	1,413,590			1,415,005
Shares issued for services
Net income (loss) for three months				(853,441)		(853,441)

BALANCE, MARCH 31, 2008	23,119,687	$23,120	$6,056,943	$(4,377,000)	$ (32,192)	$1,670,871

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the three months ended March 31,
	2008	2007

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(853,441)	$(218,687)
Adjustments to reconcile net loss to net cash in operating activities:

Depreciation expense	498,228	46,048
Provision for doubtful accounts		(20,198)
Deferred tax (gain)	(1,273)	3,213
Net imputed interest expense (income)		8,190
Other non-monetary expenses	74,181	155

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	(127,134)
(Increase) in other accounts receivable and prepayments	(30,568)	103,588
(Increase) in inventories	13,689	179,321
(Increase) decrease in taxes receivable	(63,537)	(105,868)
(Decrease) increase in accounts payable	52,946	(317,047)
Increase in taxes payable	145,888	34,092
Increase in other accounts payable and accruals	16,642	(284,358)
(Decrease) increase in prepayments for oil and gas	322,937	(304,315)
Increase in dividend payable	(0)	(40,949)
Increase in interest payable	116,480	105,048
NET CASH FLOW FROM OPERATING ACTIVITIES	292,170	(938,602)

CASH PROVIDED BY FINANCING ACTIVITIES:
Senior short term loan/notes received	(535,547)	2,285,425
Long term loans received		-
Proceeds from share issuance	1,415,005	17,879
Promissory notes issued		836,200
Short term loans repaid
NET CASHFLOW FROM FINANCING ACTIVITIES	879,458	3,139,504

CASH USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(803,870)	(916,635)
Long term investments purchased		(74,022)
NET CASH FLOW FROM INVESTING ACTIVITIES	(803,870)	(990,657)

EFFECT OF EXCHANGE RATE CHANGES		-

INCREASE (DECREASE) IN CASH	367,760	1,209,948
CASH, at the beginning of the period	11,915	203,146

CASH, at the end of the period	$379,675	$1,413,094

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL INFORMATION
(Expressed in US Dollars)
UNAUDITED

	Three Months Ended
	March 31,
	2008	2007
Cash paid for:
Income taxes	$-	67,654

Non-cash investing and financing transactions:
Issuance of common stock to Dutchess Private Equity Fund for placement agency services	$-	$127,500

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

All operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC). Esko Pivnich and Pari are engaged in oil and gas exploration and development in the country of Ukraine. During the first three months of 2008 the Company’s revenues were derived exclusively from Esko Pivnich’s activities on Karaikozovsk lease in Eastern Ukraine where the Company was producing from 3 wells internally labeled #2, #3 and #21. Well #21 of Karaikozovsk property was put into production on September 1, 2007 and was not operational during first quarter of 2007.

Until July 31, 2007, Esko Pivnich’s involvement in wells #2 and #3 of Karaikozovsk lease was governed by joint activity agreements (JAA). On that date the effective JAA #35/970-SD was superseded by a Lease Agreement # 4/1220-OR dated August 1, 2007. In accordance with the lease agreement, the Company’s wholly owned subsidiary Esko Pivnich shall pay Okhtirkaneftegas an equivalent of $18,945 per month at the prevailing exchange rate for the usage of all facilities at Karaikozovsk property that are owned by Okhtirkaneftegas including Wells #2 and #3. The above flat fee does not depend upon the amount of hydrocarbons actually produced from the above wells.

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

* Esko Pivnich’s capital constribution and profit share were applicable only to Wells #2 and #3 of Karaikozovsk lease. Well #21 of Karaikozovsk lease has been 100% financed by Esko Pivnich. Accordingly, 100% of profits or losses from Well #21 accrue to Esko Pivnich. The Company is not a party to any joint activity or other agreements with respect to remaining properties. In the event, the Company’s subsidiaries do not enter into joint activity agreements, the Company’s subsidiaries shall be responsible for 100% of the capital expenditures on such properties and, accordingly, 100% of the profits or losses from wells drilled on these properties shall accrue to the Company.

In addition to selling oil and gas produced from its Karaikozovsk lease, during the periods presented, the Company purchased oil and gas from third parties. The purchased hydrocarbons were subsequently resold to third parties in order to enable Esko Pivnich to fulfill its monthly delivery obligations.

Sunrise Energy Resources Inc. currently has its headquarters at the following address: 950 Third Avenue, Suite 501, New York, New York 10022.

Esko Pivnich and Pari conduct their operations from a Kiev office located at the following address: 10a Rileeva St., Kiev, Ukraine.

As of March 31, 2008 the company employed 50 people.

2.	PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the Company’s audited consolidated financial statements and related footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $853,441 during the three months ended March 31, 2008, and, as of March 31, 2008 the Company's current liabilities exceeded its current assets by $1,784,953. Additionally, in order to fully develop the area covered by its licenses, the Company would require substantial amounts in additional funding.

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

The prevailing exchange rates as at March 31, 2008 and December 31, 2007 were approximately 1 U.S. dollar to 5.0500 Ukrainian Hrivnas. For the periods ended March, 2008 and 2007, the average exchange rate for 1U.S. dollar was $5.0500 Ukrainian Hrivnas, respectively.

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

The Company has revenues from the sale of petroleum products produced from the properties for which the Company has production activities (Note 4) and from products purchased from third parties. At present, the Company has been unable to estimate the quantity of its proved reserves. We plan to estimate our proved reserves for Karaikozovsk block once we complete and test Well #21 of Karaikozovsk block in 2008.

Property, Plant and Equipment– As of the date of the financial statements with the exception of Well #21 of Karaikozovsk property, most assets capitalized are directly related to in-process drilling costs, above ground storage, distribution and production facilities. The Company has adopted the policy of accounting for oil and gas properties using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when a well is determined non-productive. Other exploratory expenditures, including geological and geophysical costs are expensed as incurred. Depreciation, depletion and amortization of capitalized costs is calculated based on useful economic life of the resulting assets. Capitalized Lease/Concession acquisition costs are depreciated over the life of the related drilling rights.

Production and related overhead costs are expensed as incurred. Depreciation of assets not directly associated with oil production and certain workover costs on properties has been calculated on a straight-line basis over the economic lives of such assets, estimated to be in the following ranges:

Property and Equipment	2 years
Well #21drilling costs, casing and tubing	Over the remaining life of the exploration license (5 quarters as at 3/31/2008)
Other Oil&Gas Equipment	10-12 years
Storage tanks	10 years
Above ground pipelines and flowlines	20 years
Office Equipment	5 years
Computer Equipment	3 years

The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in the income statement.

Well #21 of Karaikozovsk property was placed into production on September 1, 2007 from the gas producing horizon Visean-15. Since the commencement of production, a total of approximately 330,575 MMCF of natural gas and 7,907 BBLS of condensate were produced from the well. The well has been producing on a 5mm choke. All produced gas is being sold to the Company’s customers through the regional pipeline connection secured by the Company. While the well was being logged, 2 other commercially viable producing horizons were discovered in addition to the currently producing Visean-15 producing horizon. The Company’s geologists estimate the useful economic life of the well as 3-5 years. Since the well is currently undergoing testing, the Company’s geologists have not yet been able to obtain a more accurate estimate of the reserves of Well #21 which are required in order to apply the units of production method. Once the extensive testing of the well is completed and the Company’s geologists are able to accurately estimate the remaining producible reserves the Company will start applying the units of production method. Until that time, the Company determined the most appropriate procedure to deplete the drilling costs, as well as the costs of casing and tubing over the remaining life of the exploration license for Karaikozovsk property which expires in July 2, 2009. Consequently, the above well costs are being expensed over approximately 1.25 years as at March 31, 2008. Once the reserve data has been obtained, we will adjust this calculation to comply with actual production and reserves.

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

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of March 31, 2008 and December 31, 2007 consisted mainly of the UAH and USD denominated current accounts.

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

JAA # 35/970-SD dated August 19, 2004

In 2004 Esko Pivnich filed an application with the Ukrainian State Committee for Mineral Resources to continue the exploration and development of Karaikozovsk field and in July 2004 the Esko Pivnich obtained the exploration license for Karikozovsk lease for the period of 5 years. In accordance with the terms of JAA #35/970 Esko Pivnich was liable to finance 80% of the capital expenditures while Oktyrkanaftogaz was liable to finance 20% of the capital expenditures required to maintain and operate Wells #2 and #3. Esko Pivnich and Okhtyrkanaftogaz participated in the resulting profits (losses) from Wells #2 and #3 in the same proportions. JAA #35/970 only concerned Wells #2 and #3 of Karaikozovsk property which were originally owned by Okhtyrkaneftegas and did not apply to Well #21 or any other facilities such as the gathering, separation and storage facility and a pipeline both financed solely by Esko Pivnich. JAA #35/970 was terminated on July 31, 2007 and was superseded by well lease agreement # 4/1220-OR.

Lease Agreement # 4/1220-OR dated August 1, 2007

In accordance with the agreement, the Company’s wholly owned subsidiary Esko Pivnich shall pay Okhtirkaneftegas an equivalent of $18,945 per month at the prevailing exchange rate for the usage of all facilities located on Karaikozovsk block including Wells #2 and #3 that are owned by Okhtirkaneftegas.

5.	ACCOUNTS RECEIVABLE, related party

Accounts receivable as of March 31, 2008 and December 31, 2007 consisted of $165,492 and $165,492, respectively. The amounts due from CJSC Infox at December 31, 2007 resulted from several crude oil shipments which took place during 2003 and 2004.

6.	OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of March 31, 2008 and December 31, 2007 consisted of the following:

	3/31/2008	12/31/2007

Ukrzaccordonneftegasabudinvest	$178,218	$178,218
Vixen JLM	128,699	128,699
Zond		144,554
SDCH	139,066	139,066
Ukrnadraservice	112,000	110,950
Poltavaneftegasgeologia		79,678
Ukrfinresource2004	83,890	62,919
Svako	58,067	44,146
Other	322,166	103,308

Other accounts receivable and prepayments, net of provision for doubtful accounts of $46,931	$1,022,106	$991,538

$178,218 due from Ukrzaccordonneftegasbudinvest and $112,000 due from Ukrnadraservice was related to the prepayment for construction work on Well #1 of Peremyshlyansk property. The advance paid to Vixen JLM relates to a prepayment for well casings while the amount due from SDCH related to excess production tubing sold to the above company.

7.	INVENTORIES

Inventories as of as of March 31, 2008 and December 31, 2007 consisted of the following:

	3/31/2008	12/31/2007

Crude oil – at realizable value	$24,860	$38,550

Total	$24,860	$38,550

Inventories of crude oil as of March 31, 2008 and December 31, 2007 represented 40 and 103 bbls of crude oil produced. Inventories of condensate as of March 31, 2008 and December 31, 2007 represented 254 and 635 bbls of condensate produced.

8.	TAXES RECEIVABLE

Taxes receivable as of March 31, 2008 and December 31, 2007 consisted of the following:

	3/31/2008	12/31/2007

VAT receivable	$1,548,617	$1,733,991
Other prepaid tax	250,039	1,128
Total	$1,798,656	$1,735,119

Taxes receivable balances are represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2008 and December 31, 2007 consisted of the following:

	3/31/2008	12/31/2007

Well capital repair costs and capitalized work-over costs	$821,987	$415,414
Owned producing wells (drilling costs and below ground infrastructure)	3,046,330	3,045,691
Separation facilities and other above-ground infrastructure	3,213,776	3,406,434
Construction in progress	4,657,773	4,327,825
Office equipment	48,269	47,956

	11,788,135	11,243,320

Accumulated Depreciation and Depletion	(1,878,754)	(1,653,045)

Net Book Value	$9,909,381	$9,590,275

10.	LONG-TERM FINANCIAL INVESTMENT

As at March 31, 2008 and December 31, 2007, long-term investments included the following:

	3/31/2008	12/31/2007

Ukrnafta shares	$1,980	$1,980
Investment into JAA with Galateya Ltd. on Chukvinsk lease	1,373	75,554
Total	$3,353	$77,534

The investment into a Joint Activity Agreement on Chukvinsk block with Galateya Ltd. was made by Pari, a wholly owned subsidiary of the Company in the form of pipes for future wells to be drilled on the property. Since the investment was made and no activity has taken place in the Joint Activity Agreement the pipes were expensed during first quarter of 2008. Other long-term investments represented 10 common shares of JSC “Ukrnafta” accounted for at cost, which approximates their fair market value.

11.	INCOME TAX

The Company’s provision for income tax for the periods ended March 31, 2008 and December 31, 2007 was as follows:

	3/31/2008	12/31/2007

Current tax	$72	$42,812
Deferred tax loss (gain)	(1,273)	(3,360)
Total income tax expense (benefit)	$(1,201)	$39,452

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods ended March 31, 2008 and December 31, 2007 in the Company’s deferred tax position is as follows:

	3/31/2008	12/31/2007

Net asset at the beginning of the period	$75,777	$72,417
Charged to income for the period	1,273	3,360
Net asset at the end of the period	$77,050	$75,777

The tax effect on any substantial temporary differences, which give rise to the deferred tax assets as at March 31, 2008 and December 31, 2007 is presented below:

	3/31/2008	12/31/2007
Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$46,931	$46,931
Valuation of VAT receivable	112,339	125,770
Low value items written off	493	663
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian law	148,438	129,379
Total	$308,201	$302,743

The deferred tax assets as at March 31, 2008 and December 31, 2007, calculated at effective Ukrainian income tax rate of 25%, consists of the following:

	3/31/2008	12/31/2007
Deferred tax assets
Provision for doubtful receivables	$11,643	$11,733
Valuation of VAT receivable	28,175	31,533
Low value items written off	123	166
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian low	37,109	32,345
Total	$77,050	$75,777

The taxation charge for the respective period is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	3/31/2008	12/31/2007

(Loss) before income tax and minority interest	$(854,643)	$(2,002,817)
Theoretical income tax benefit at statutory rate of 25%	(213,661)	500,704
Adjustments due to:

Tax effect of (expenses) that are not deductible in determining taxable profit	212,460	(540,156)

Income tax (benefit)	$(1,201)	$(39,452)

As of March 31, 2008 and December 31, 2007 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, as of March 31, 2008 the Company has a net operating loss carry forward of $2,194,992 which expires in 2028. As a result, the company has a deferred tax asset of $746,297 which is fully reserved because of the uncertainty of realization.

12.	ACCOUNTS PAYABLE

Accounts payable as of March 31, 2008 and December 31, 2007 consisted of the following:

	3/31/2008	12/31/2007

Accounts payable
Okhtyrkaneftegas	$182,767	$180,584
	182,767	180,584

CJSC Infox, related party	1,948,832	1,898,070

Total	$2,131,599	$2,078,654

Third parties accounts payable balances as of March 31, 2008 were comprised of payable to Okhtirkaneftegas for services in the amount of $182,767 respectively.

The amount of $1,948,832 payable to the related party, CJSC Infox, as of March 31, 2008, is related to well drilling and repair services, provided to EP by third party service companies and paid by CJSC Infox on behalf of the Company.

13.	TAXES PAYABLE

Taxes payable as of March 31, 2008 and December 31, 2007 consisted of the following:

	3/31/2008	12/31/2007

VAT	376,359	376,690
Exploration tax	163,183	22,469
Profit tax	292
Resource Tax	27,062	21,966
Social insurance	6,523	6,147
Personal income tax	2,212	2,375
Other taxes	1,088	1,184
Total	$576,719	$430,831

All of the above amounts were current.

14.	SHORT TERM NOTES PAYABLE

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

Due to the temporary cash shortage, the Company belatedly made November 2007 and December 2007 payments. The November 2007 payment together with accrued interest was subsequently paid to Dutchess in early December 2007 while the December 2007 payment was paid in late January 2008. On February 21, 2008 (the “Release Date”), the Company and Dutchess executed Agreement and General Release and Waiver (the “Release Agreement”) pursuant to which Dutchess acknowledged that the Dutchess Note had been repaid in full, became null and void and was thereby cancelled. Furthermore, according to the Release Agreement, the Company was deemed to have fulfilled any and all provisions of the following agreements which also terminated: Promissory Note, Security Agreement, Secured Continuing Unconditional Guarantee, and Negative Pledge. Also, the collateral Put Notices none of which had been triggered were specifically voided. Dutchess also released and discharged the Company, the Company’s subsidiaries, the Company’s employees, officers, directors, shareholders, principals, partners, members, attorneys, legal representatives, successors and assigns from all liabilities, undertakings, actions, causes of action, suits, debts, dues, sums of money, accounts, bonds, bills, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, liquidated damages, judgments, executions, claims and demands whatsoever, in law, admiralty or equity, against the Company.

MI SWACO Note

On July 5, 2007 Pari, the Company’s wholly owned subsidiary issued interest free notes to MI SWACO Ukraine as payment for services having face value of $237,678. The notes are due on July 10, 2008.

Other promissory notes

Short term promissory notes outstanding as of March 31, 2008 and December 31, 2007, issued in November 2002 at no interest, were payable by November 5, 2005. These notes in the amounts of $14,257 and $5,340, are payable to Astark and Sipay, respectively. As of December 31, 2007 the holders of the notes had not called for the repayment of the respective amounts. Any valuation adjustment due to the lack of interest has not been calculated, however, such amounts, if any, are not considered to have a material effect on these financial statements.

15.	OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of March 31, 2008 and December 31, 2007 consisted of the following:

	3/31/2008	12/31/2007

ZakhidUkrGeology	$36,481	$101,126
Montazhtransgas	125,052	203,982
Ukrgeophisica	62,917	62,917
Fort Trade PP	46,337	46,337
Other	511,551	351,333
Total	782,338	765,695

Related parties
Advances from shareholders	275,091	275,091
	275,091	275,091

Total	$1,057,429	$1,040,786

The amount of $125,052 due to Montazhtransgas is related to the construction of gathering, separation and storage facility built at the Company’s Karaikozovsk property. The amount of $36,481 due to Zakhidukrgeologiya was related to drilling services of the exploration Well #1 of Peremyshlyansk property. Other accounts payable and accruals as of December 31, 2007 mostly consisted of geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and construction services. The amount of $275,091 represents advances from shareholders with no specific terms paid to the Company during 2005 and 2006.

Other accounts payable and accruals as of March 31, 2008 mostly consisted of non-recurring geological research, geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and constructions services.

16.	PREPAYMENTS FOR OIL AND GAS

Prepayments for oil and gas as of March 31, 2008 and December 31, 2007 represented cash advances received from the Company’s customer in respect of future oil deliveries. The above advances consisted of:

	3/31/2008	12/31/2007

Ukrnedraresourse	$724,410	$229,417
Angronafta		19,802
Luksor		148,515
Other prepayments	10,755	14,494

Prepayments for oil and gas	$735,165	$412,228

17.	INTEREST PAYABLE

Interest payable as of March 31, 2008 and December, 31 2007, consisted of the following:

	3/31/2008	12/31/2007

Millington Solutions Limited – Convertible notes	$268,756	$219,710

Related parties
Long term loan – Zaccam Trading, related Party	85,614	76,619
Interest accrued on advances received from former shareholders	22,476	22,476
Subtotal related parties	108,090	99,095

Total	$376,846	$318,805

Long term loan from Zaccam Trading, a related party, at 3% per annum (Note 19) was obtained in 2005.

18.	PROFIT INTEREST PAYABLE

As of March 31, 2008 and December 31, 2007, profit interest of $17,998 was payable to Poltavaneftegasgeologiya and represents an amount that was accrued and partially paid by the Company in respect to profits earned during 2002, and is calculated in accordance with PSA # 01-SD dated April 26, 2000.

19.	LONG TERM PAYABLE

Long term payables as of March 31, 2008 and December 31, 2007 consisted of the following:

	Coupon	Conv. Price	Issue date/ Effective	Due not earlier
Lender/Note	Rate	$/share	Date	than	12/31/2008

Fort Trade			Nov- 2004	Nov- 2009	$465,347
					465,347
Millington Solutions Ltd.
CD-1001	10%	$2.20	03/30/2006	03/30/2009	1,008,920
CD-1009	10%	$2.20	06/06/2006	06/06/2009	2,189,220
CD-1011	6%	$1.40	07/25/2006	07/25/2009	854,254
CD-1013	7%	$3.00	02/01/2007	02/01/2010	904,569
					4,956,963

Fort Trade and Millington Solutions Ltd.					5,422,309

Related parties
Zaccam Trading, Ltd.			03/5/2005	03/5/2015	1,205,900
					1,205,900

Total					$6,628,209

Fort Trade

As of March 31, 2008 and December 31, 2007, the amount of $465,347 represented interest free note payable for geological and research services rendered by Fort Trade during 2004.

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

On July 25, 2006 the Company executed a Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 6% coupon and the conversion price of $1.40 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006. On February 1, 2007, the Company executed Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 7% coupon and the conversion price of $3.00 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006. On March 15, 2007 the Company and Millington Solutions Ltd. agreed that interest accrued under the Convertible Debenture Note agreements CD-1001, CD-1009, CD-1011 and CD-1013 (“the Notes”) may be at the Company’s election paid when due in accordance with the Convertible Debenture Note terms; or fully or partially capitalized. In the event, the Company elects to capitalize the accrued interests under the Notes, the accrued interest shall be added to the outstanding principal. Following such election, the interest in subsequent periods shall accrue on the increased principal balance at the rate provided by each Convertible Debenture Note agreement. The increased outstanding principal may be converted into the Company’s shares of common stock in accordance with the terms of each Convertible Debenture Note. On March 20, 2007, the Company elected to capitalize the interest payments on CD-1001 and CD-1009 due on the first annual anniversary of each tranche. On July 10, 2007, the Company elected to capitalize the interest payments on CD-1011 due on the first annual anniversary of each tranche. In addition, on January 31, 2008 the Company elected to capitalize the interest payments on CD-1013 due on the first annual anniversary of each tranche.

Millington Solutions was duly notified of the Borrower’s election and the Lender’s acknowledgement of the above election is kept on the Company’s file.

Zaccam Trading Ltd. (a related party)

Long term payable to Zaccam Trading, Ltd., a related party, represents uncollateralized credit line facility with the limit of $5,000,000 bearing 3% per annum accruing on outstanding principal and payable annually.

20.	MILLINGTON CONVERTIBLE DEBENTURE VALUATION

The management believes that apart from the embedded conversion option the convertible debentures (“the Convertible Notes”) issued by the Company to Millington Solutions Ltd. the Company does not have any other embedded derivatives. As can be seen from the following table, at the time of issuance, all embedded conversion features were far out of the money:

	Coupon	Conv. Price	Maximum	Average	Negative Intrinsic	First Tranche	Last Tranche
Convertible Note	Rate	$/share	Price*	Price*	Value**	Date	Date

CD-1001	10%	$2.20	$0.85	$0.85	(61)%	4/5/2006	5/30/2006
CD-1009	10%	$2.20	$1.00	$0.73	(55)%	6/18/2006	10/1/2006
CD-1011	6%	$1.40	$1.00	$0.83	(29)%	9/21/2006	1/26/2007
CD-1013	7%	$3.00	$2.50	$2.65	(17)%	2/12/2007	6/22/2007

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

For the period from March 1, 2007 to March 31, 2008 during the periods of relative liquidity the observed daily volatility of stock prices was 1.67%. In addition, the annualized risk-free rate of 5% was assumed. Using the above base assumptions, and assuming that the convertibles would be outstanding for 3 years before they are converted i.e. no early conversion, the fair value at the time of issuance of the conversion feature of the convertible debentures that were outstanding on March 31, 2008 would be $199,582. The fair value of the same convertible debentures on March 31, 2008 given the closing price of $1.15 on that date would amount to $93,509. To comply with SFAS No. 155, the Company would need to record a profit of $106,073 from change in fair value of convertible debt instrument and a reduction the carrying value of the convertible debentures in the liabilities’ section of the Company’s balance sheet by the same amount. The Company believes that recording imaginary and estimated gains or losses would cause the financial statements to be misleading.

21.	SHAREHOLDERS’ EQUITY

During the first 3 months of 2008, the Company raised $1,415,005 from private placements of 1,415,005 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933.

No dividends were declared or paid by the Company during the periods ended March 31, 2008 and December 31, 2007.

22.	LOSS PER COMMON SHARE

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

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited) (in US dollars, except per share amounts)

Net loss attributable to common stockholders	$(853,441)	$(218,687)

Weighted average common shares outstanding, basic	22,412,185	17,175,569
Loss per common share, basic	$(0.04)	$(0.01)

Weighted average common shares outstanding, diluted	22,412,185	17,175,569
Loss per common share, diluted	$(0.04)	$(0.01)

23.	RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of March 31, 2008 and December 31, 2007 see Notes 5, 12, and 17.

Our related parties include CJSC Infox and Zaccam Trading, Ltd. During the period ended March 31, 2008 we received $50,762 from CJSC Infox to finance wells repair services. A total of $1,948,832 was due to the related party, CJSC Infox on March 31, 2008.

As of March 31, 2008, the outstanding amount of $165,492 receivable from CJSC Infox, related party, was related to several crude oil shipments which took place in 2004 and 2003.

24.	COMMITMENTS AND CONTINGENCIES

Licenses’ commitments

During 2005 the Company received geological and exploration license agreements to develop Karaikozovsk’s, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

		Amount	Amount	Remaining
	Period	To be invested	invested	Investment
Rogan field	2005-2009	$2,922,772	$147,926	$2,774,846
Rakitnyansk field	2005-2009	3,938,614	575,107	3,363,507
Karaikozovsk field	2005-2009	4,241,584	8,231,325	-
Total		$11,102,970	$8,954,358	$6,138,353

Pari - During 2004 Pari received geological and exploration license agreements to develop the Peremishlyansk, Chukvinsk, Scheremetivsk, Niklovitsk and Pilipivsk fields. The following amounts of investments are to be incurred under the terms of those agreements:

		Amount	Amount	Remaining
	Period	To be invested	Invested	Investment

Peremishlyansk field	2004-2009	$2,336,634	$3,963,162	$-
Chukvinsk field	2004-2009	1,544,554	5,776	1,538,778
Scheremetivsk field	2004-2009	712,872	-	712,872
Niklovitsk field	2004-2009	594,059	17,780	576,279
Pilipivsk field	2004-2009	475,248	-	475,248
Total		$5,663,367	$3,986,718	$3,303,177

Environmental remediation – Under Ukrainian law, the Company is obligated to meet certain environmental remediation obligations related to its oil and gas production activities. This amount cannot be estimated at this time but is considered not to be a material amount.

Lease commitments – The Company leases office space on a yearly basis and the rent is disclosed in other notes. The Company’s future lease commitments as of March 31, 2008 are as follows:

2008

Office rent	$55,950

$55,950

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

Our sales to customers in excess of 5% were as follows:

	3/31/2008	12/31/2007

Agrotemp (oil produced)	$-	$217,947
Vlad Nafta (oil produced)	59,872	45,116
Ukrtatnafta (oil produced)		189,769
Ukrnedraresource (gas produced)	796,411	237,862
Ukrfinresource 2004 (gas produced)	17,476	379,377
Vlad nafta (condensate produced)	86,398	190,585
Angronafta (condensate produced)		83,081
Luksor (gas resold)	123,762
Naftoimpex (oil produced)		385,542
Agronafta (oil produced)		84,193
Azov oil company (oil produced)		135,215
Ukrgasenergo (oil produced)		263,366
Ukrfinresourse 2004 (gas resold)		262,991
Azov oil company (oil resold)		126,799
Other		165,589
Total	$1,083,919	$2,767,432

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

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the periods ended March 31, 2008 and 2007.

Management’s key objectives for three months period of 2008 were:

•	Finish drilling Well #1 of Peremyshlyansk property in Western Ukraine;
•	Transfer Well #3 of Karaikozovsk property to produce from the gas horizon Visean 14;

We believe that these key objectives were achieved during the three months period of 2008. Our 2008 strategy for the Karaikozovsk field includes re-entry of Well #14 in early third quarter of 2008. We also plan to continue testing Well #1 of Rakitnyansk lease.

Current Activities

During the first quarter of 2008, our production was limited to Wells #2, #3 and #21 of Karaikozovsk lease.  During the quarter we produced 833 BBLS of oil from Well #2 and 192,568 MCF of natural gas from Well #21 and Well #3. In addition, we produced 839 BBLS of condensate from Well #21 and Well #3 during the quarter.

Results of Operations

Oil and gas production and revenue

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited) (in US dollars, except production amounts)
Revenues
Revenue from sales of produced oil	$59,872	$584,116
Revenue from sales of resold gas	123,762
Revenue from sales of produced condensate	86,398
Revenue from sales of produced gas	813,887
Revenue, net	$1,083,919	$584,116

Oil sales, bbls
Produced oil	895	7,980
Resold gas
	895	7,980

Gas sales, mcf
Produced gas	192,394
Resold gas	35,000

Condensate sales, bbls
Produced condensate	1,217

Average daily production
Oil, bopd	10	87
Gas, mcfpd	2,137	-
Condensate, bopd	9

Average selling prices
Oil, $/BBL	$66.89	$73.20
Gas, $/MCF	4.23	-
Condensate, $/BBL	70.99

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil is sold at wellhead while the natural gas is sold at the measuring mode of Bogodukhov-Stepove pipeline. We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. We recognize revenue from the sale of gas upon pumping the gas into Bogodukhov-Stepove pipeline. The company did not incur any material transportation expenses.

The crude oil balances as of March 31, 2008 and March 31, 2007 amounted to 40 and 2,878 Bbls, respectively. The condensate balance for the period ended March 31, 2008 was 254 Bbls.

Operating expense

The increase in operating expense from $317,115 during the first 3 months of 2007 to $707,185 during the first 3 months of 2008 was due to higher production rates and higher well stimulation costs. The above increase was partially compensated by a higher absorption of fixed production overheads resulting from the commencement of gas production.

Exploration

An exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended March 31, 2008 and 2007 we incurred $81,925and $55,930, respectively in exploration expenses.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements. As at the date of this report an independent reserve engineering study is being obtained.

Oil and gas production equipment and workover costs were the main contributor into the depreciation expense for the periods ended March 31, 2008 and 2007 in the total amounts of $498,228 and $46,048.

Sales, general and administrative expenses

Sales, general and administrative expenses for the period ended March 31, 2008 increased to $345,104 from $278,341 in the period ended March 31, 2007 mainly due to the increase in payroll and related taxes to $145,888 (2007: $50,593), legal and audit services of $ 54,493 (2007: $38,180) and other professional services of $39,076 (2007: $22,070).

Interest expense

Interest expense for the periods ended March 31, 2008 and 2007, amounted to $132,283 and $122,317, respectively. The increase was caused by an increase of $416,963 of convertible debentures outstanding as at the end of the respective period.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establish steady production of oil and gas in Ukraine. As at March 31, 2008, the Company had total current assets of $3,390,789 and total current liabilities of $5,175,742, respectively. As at March 31, 2008, the Company had cash balances of $379,675 and a working capital deficit of $1,784,953, respectively.

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

Cash flow

Cash (used in)/provided by operating activities during the periods ended March 31, 2008 and 2007 amounted to $292,170 and $(938,902), respectively. Cash inflow for the three months of 2008, as compared to the outflow during the respective period of 2007 despite a larger net loss of $(853,441) compared to $(218,687) in 2007, was primarily caused by the increase in accounts payable of 52,946 vs. an decrease of $(317,047) in 2007, $322,937 growth in prepayments for oil and gas vs. a reduction of $(304,315) in 2007, growth in other accounts payable of $16,641 vs. a reduction of $(284,358) in 2007 and growth in taxes receivable of $(63,537) vs. a growth of $(105,868) in 2007.

During the three months ended March 31, 2008 cash provided by financing activities in the amount of $879,458 resulted from the proceeds from the private equity financing of $1,415,005 which was partially offset by the repayment of the Dutchess Note.

During the three months ended March 31, 2008, the Company incurred capital expenditures of $803,870 most of which represented drilling costs of Well #1 of Peremyshlyansk property while during the three months ended March 31, 2007, the capital expenditures amounted to $916,635.

Cash Requirements

The Company anticipates it will require approximately $10,000,000 in 2008 to implement its capital expenditure program for the properties covered by the licenses, construction of infrastructure for Karaikozovsk and Rakitnyansk blocks, as well as the continuation of drilling of Well#1 on Peremyshlyansk property. The Company believes it will be able to raise these funds through equity, debt and convertible debt financing; however, there is no assurance that such funds will be raised and no certainty as to when such funds may be raised or on what terms.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $853,441 during the period ended March 31, 2008, and, as of March 31, 2008, the Company’s current liabilities exceeded its current assets by $1,784,953. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2007consolidated financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The prevailing exchange rates as at March 31, 2008 and December 31, 2007 were approximately 1 U.S. dollar to $5.0500 Ukrainian Hrivnas. For the periods ended March 31, 2008 and 2007, the average exchange rate for 1 U.S. dollar was $5.0500 Ukrainian Hrivnas, respectively.

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

Oil and Gas Reserve Information

As of March 31, 2008, we have not been able to estimate the quantity of proved reserves within the meaning of Rule 4-10(a) of Regulation S-X. The Company has hired independent geologists to review the reserves.

Successful Efforts Method of Accounting

Once we finalize the reserve estimate that is currently underway, we will follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 3 of the Notes to Consolidated Financial Statements..This accounting method has a pervasive effect on our reported financial position and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008 have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company’s and its consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first 3 months of 2008, the Company raised $1,415,005 from private placements of 1,415,005 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933. The proceeds from this offering were used for working capital and general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A Current Report on Form 8-K filed by the Company on March 31, 2008.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the three months ended March 31, 2008

Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2008 and 2007.

Notes to the Consolidated Financial Statements for the periods ended March 31, 2008 and December 31, 2007

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

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: May 13, 2008	Konstantin Tsirulnikov
President and Chief Executive Officer