Form 10-Q
period 2008-06-30
SUNRISE ENERGY RESOURCES INC
filed 2008-08-14
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six months ended
June 30, 2008

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $2,767,432

As of August 13, 2008, the Registrant had 23,322,687 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-Q

PART I.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	June 30, 2008	December 31, 2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$95,991	$11,915
Accounts receivable - related party	190,710	165,492
Other accounts receivable and prepayments	1,102,965	991,538
Inventories	138,247	38,550
Taxes receivable	1,933,247	1,735,119
Other current assets		-
Total current assets	3,461,160	2,942,614

NONCURRENT ASSETS
Property, plant and equipment, net	10,176,945	9,590,275
Lease/concession acquisition cost of Pari	80,785	107,714
Long-term financial investments	3,658	77,534
Deferred tax asset	69,120	75,777

TOTAL ASSETS	$13,791,668	$12,793,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$21,835	$180,584
Accounts payable - related party	2,276,929	1,898,070
Taxes payable	425,356	430,831
Short term notes payable	291,598	815,533
Other accounts payable and accruals	788,055	765,695
Other accounts payable - related party	275,091	275,091
Prepayments for oil and gas	885,526	412,228
Interest payable	218,100	219,710
Interest payable - related party	117,085	99,095
Profit interest payable	18,745	17,998

Total current liabilities	5,318,320	5,114,835

Long term notes payable	5,582,692	5,363,872
Long-term payable to related party	1,205,900	1,205,900

Commitments and Contingencies (Note 24)

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 23,322,687 and 21,704,682 issued and outstanding as of June 30, 2008 and December 31, 2007	23,323	21,705
Additional Paid in Capital	6,259,740	4,643,353
Retained earnings (Accumulated deficit)	(4,930,465)	(3,523,559)
Accumulated other comprehensive (loss) - foreign currency	332,158	(32,192)
Total stockholders' equity (deficit)	1,684,756	1,109,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,791,668	$12,793,914

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Produced oil & gas	$505,061	$488,758	$1,465,218	$1,072,874
Purchased oil & gas	1,093	122,680	124,855	122,680
Total	506,154	611,438	$1,590,073	$1,195,554

COST OF SALES	(1,632)	(94,523)	(186,417)	(94,523)

	504,522	516,916	1,403,656	1,101,031

Operating expenses	(156,543)	(451,784)	(863,728)	(768,899)
Depreciation and Depletion expense	(549,196)	(94,842)	(1,047,424)	(140,890)
Other operating income (expenses), net	54,487	183,554	(13,359)	203,704
Sales, general and administrative expenses	(302,327)	(273,824)	(647,431)	(552,165)

OPERATING LOSS	(449,057)	(119,980)	(1,168,286)	(157,219)

OTHER INCOME (EXPENSE)

Interest expense, net	(73,462)	(289,021)	(205,744)	(411,338)
PSA working interest expense		(41,192)		(41,192)
Foreign exchange loss	(5,129)	(3,432)	(6,212)	(17,439)
Other income (expense)	(15,051)	3,074	(17,098)	(8,488)

LOSS BEFORE TAX	(542,699)	(450,551)	(1,397,340)	(635,676)

INCOME TAX	(10,767)	(3,643)	(9,566)	(37,205)

NET LOSS	(553,466)	(454,194)	(1,406,906)	(672,881)

Translation gain on foreign entities	364,350		364,350

TOTAL COMPREHENSIVE LOSS	$(189,116)	$(454,194)	$(1,042,556)	$(672,881)

BASIC NET LOSS PER SHARE	(0.01)	(0.03)	(0.05)	(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,221,187	17,766,724	22,513,685	17,730,651

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

				Retained	Accumulated	Total
	Common		Additional	Earnings	Other	Stockholder's
	Stock		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit)	Income	(Capital Deficit)
BALANCE, DECEMBER 31, 2006	17,161,014	$17,161	$80,824	$(1,520,742)	$(32,192)	$(1,454,949)

Private placement of shares	4,493,668	4,494	4,435,079			4,439,573
Shares issued for services	50,000	50	127,450			127,500
Net loss for the year				(2,002,817)		(2,002,817)

BALANCE, DECEMBER 31, 2007	21,704,682	21,705	4,643,353	(3,523,559)	(32,192)	1,109,307

Private placement of shares	1,618,005	1,618	1,616,387			1,618,005
Net loss for six months				(1,406,906)		(1,406,906)
Other comprehensive income for six months					364,350	364,350

BALANCE, JUNE 30, 2008	23,322,687	$23,323	$6,259,740	$(4,930,465)	$332,158	$1,684,756

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the six months ended June 30,
	2008	2007

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,406,906)	$(672,881)
Adjustmen ts to reconcile net loss to net cash in operating activities:

Depreciation expense	1,047,424	140,890
Provision for doubtful accounts		(39,007)
Deferred tax (gain)	6,658	587
Net imputed interest expense (income)		161,442
Other non-monetary expenses	73,877	3,008

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(25,218)	(108,325)
(Increase) in other accounts receivable and prepayments	(111,427)	(42,155)
(Increase) in inventories	(99,698)	308,516
(Increase) decrease in taxes receivable	(198,128)	(467,857)
(Decrease) increase in accounts payable	220,111	(37,926)
Increase in taxes payable	(5,475)	67,177
Increase in other accounts payable and accruals	22,357	(243,989)
(Decrease) increase in prepayments for oil and gas	473,298	(138,275)
Increase in dividend payable	747	(40,656)
Increase in interest payable	235,202	215,441
NET CASH FLOW FROM OPERATING ACTIVITIES	232,822	(894,010)

CASH PROVIDED BY FINANCING ACTIVITIES:
Senior short term loan/notes received		2,285,425
Short term notes repaid	(523,935)	(60,000)
Long term loans received
Proceeds from share issuance	1,618,005	1,035,351
Promissory notes issued		856,200
Short term loans repaid
NET CASHFLOW FROM FINANCING ACTIVITIES	1,094,070	4,116.976

CASH USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,607,166)	(3,150,725)
Long term investments purchased		(74,022)
NET CASH FLOW FROM INVESTING ACTIVITIES		(3,224,747)

EFFECT OF EXCHANGE RATE CHANGES	364,350	-

INCREASE (DECREASE) IN CASH	84,076	(1,780)
CASH, at the beginning of the period	11,915	203,146

CASH, at the end of the period	$95,991	$201,366

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL INFORMATION
(Expressed in US Dollars)
UNAUDITED

	Six Months Ended
	June 30,
	2008	2007
Cash paid for:
Income taxes	$(15,040)	(40,550)

Non-cash investing and financing transactions:
Issuance of common stock to Dutchess Private Equity Fund for placement agency services	$-	$127,500

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

All operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC). Esko Pivnich and Pari are engaged in oil and gas exploration and development in the country of Ukraine. During the first six months of 2008 the Company’s revenues were derived exclusively from Esko Pivnich’s activities on Karaikozovsk lease in Eastern Ukraine where the Company was producing from 3 wells internally labeled #2, #3 and #21. Well #21 of Karaikozovsk property was put into production on September 1, 2007 and was not operational prior to that.

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

Since 2000, Esko Pivnich has been a party to the following joint activity and lease agreements with regard to Karaikozovsk property.

JAA/ Lease Agreement	Counterparty	Status	EP Capital Contribution*, %	EP Profit Share*, %

JAA # 01-SD dated April 26, 2000	Poltavaneftegazgeologiya	Superceded by PSA # 35/970-SD.	100%	60%

JAA # 35/970-SD dated August 19, 2004	Okhtyrkaneftogaz	Terminated on July 31, 2007 and superceded by Lease Agreement effective on August 1, 2007.	80%	80%

Lease Agreement # 4/1220-OR dated August 1, 2007	Okhtyrkaneftogaz	In effect	100%	100%

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

As of June 30, 2008 the company employed 50 people.

2.	PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

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

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $1,406,906 during the six months ended June 30, 2008, and, as of June 30, 2008 the Company's current liabilities exceeded its current assets by $1,857,160. Additionally, in order to fully develop the area covered by its licenses, the Company would require substantial amounts in additional funding.

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

The prevailing exchange rates as at June 30, 2008 and December 31, 2007 were approximately 1 U.S. dollar to 4.8489 and 5.0500 Ukrainian Hrivnas. For the periods ended June 30, 2008 and 2007, the average exchange rate for 1U.S. dollar was 5.0058 and 5.0500 Ukrainian Hrivnas.

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

The Company has revenues from the sale of petroleum products produced from the properties for which the Company has production activities (Note 4) and from products purchased from third parties. At present, the Company has been unable to estimate the quantity of its proved reserves. We are working with our petroleum engineering consultants to complete our reserve report.

Property, Plant and Equipment - As of the date of the financial statements with the exception of Well #21 of Karaikozovsk license, most assets capitalized are directly related to in-process drilling costs, above ground storage, distribution and production facilities. The Company has adopted the policy of accounting for oil and gas properties using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when a well is determined non-productive. Other exploratory expenditures, including geological and geophysical costs are expensed as incurred. Depreciation, depletion and amortization of capitalized costs is calculated based on useful economic life of the resulting assets. Capitalized Lease/Concession acquisition costs are depreciated over the life of the related drilling rights.

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

Well #21 of Karaikozovsk property was placed into production on September 1, 2007 from the gas producing horizon Visean-15. Since the commencement of production, a total of approximately 422,528 MMCF of natural gas and 8,503 BBLS of condensate have been produced from the well. The well is currently producing on a 6mm choke. All produced gas is being sold to the Company’s customers through the regional pipeline connection secured by the Company. While the well was being logged, 2 other commercially viable producing horizons were discovered in addition to the currently producing Visean-15 producing horizon. The Company’s geologists estimate the useful economic life of the well as 3-5 years. Since the well is currently undergoing testing, the Company’s geologists have not yet been able to obtain a more accurate estimate of the reserves of Well #21 which are required in order to apply the units of production method. Once the extensive testing of the well is completed and the Company’s geologists are able to accurately estimate the remaining producible reserves the Company will start applying the units of production method. Until that time, the Company determined the most appropriate procedure to deplete the drilling costs, as well as the costs of casing and tubing over the remaining life of the exploration license for Karaikozovsk property which expires in July 2, 2009. Consequently, the above well costs are being expensed over the period from September 1, 2007 to June 30, 2009. Once the reserve data has been obtained, we will adjust this calculation to comply with actual production and reserves.

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

Cash and Cash Equivalents - Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of June 30, 2008 and December 31, 2007 consisted mainly of the UAH and USD denominated current accounts.

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

Fair Value of Financial Instruments - SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.

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

Accounts receivable as of June 30, 2008 and December 31, 2007 consisted of $190,710 and $165,492, respectively. The amounts due from CJSC Infox at December 31, 2007 resulted mainly from several crude oil shipments which took place during 2003 and 2004.

6.	OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of June 30, 2008 and December 31, 2007 consisted of the following:

	6/30/2008	12/31/2007

Ukrzaccordonneftegasabudinvest	$185,609	$178,218
Vixen JLM	134,037	128,699
Zond		144,554
SDCH	144,833	139,066
Ukrnadraservice	116,645	110,950
Poltavaneftegasgeologia		79,678
Ukrfinresource2004	87,370	62,919
Svako	60,475	44,146
Other	373,996	103,308

Other accounts receivable and prepayments, net of provision for doubtful accounts of $48,877	$1,102,965	$991,538

$185,609 due from Ukrzaccordonneftegasbudinvest and $116,645 due from Ukrnadraservice was related to the prepayment for construction work on Well #1 of Peremyshlyansk property. The advance paid to Vixen JLM relates to a prepayment for well casings while the amount due from SDCH related to excess production tubing sold to the above company.

7.	INVENTORIES

Inventories as of as of June 30, 2008 and December 31, 2007 consisted of the following:

	6/30/2008	12/31/2007

At realizable value	$138,247	$38,550

Total	$138,247	$38,550

Inventories of crude oil as of June 30, 2008 and December 31, 2007 represented 714 and 103 bbls of crude oil produced. Inventories of condensate as of June 30, 2008 and December 31, 2007 represented 540 and 635 bbls of condensate produced.

8.	TAXES RECEIVABLE

Taxes receivable as of June 30, 2008 and December 31, 2007 consisted of the following:

	6/30/2008	12/31/2007

VAT receivable	$998,416	$1,733,991
Other prepaid tax	934,831	1,128
Total	$1,933,247	$1,735,119

Taxes receivable balances are represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2008 and December 31, 2007 consisted of the following:

	6/30/2008	12/31/2007

Well capital repair costs and capitalized work-over costs	$763,163	$415,414
Owned producing wells (drilling costs and below ground infrastructure)	3,172,332	3,045,691
Separation facilities and other above-ground infrastructure	3,491,117	3,406,434
Construction in progress	5,205,129	4,327,825
Office equipment	50,524	47,956

	12,682,265	11,243,320

Accumulated Depreciation and Depletion	(2,505,320)	(1,653,045)

Net Book Value	$10,176,945	$9,590,275

10.	LONG-TERM FINANCIAL INVESTMENT

As at June 30, 2008 and December 31, 2007, long-term investments included the following:

	6/30/2008	12/31/2007

Ukrnafta shares	$1,980	$1,980
Investment into JAA with Galateya Ltd. on Chukvinsk lease	1,678	75,554
Total	$3,658	$77,534

The investment into a Joint Activity Agreement on Chukvinsk block with Galateya Ltd. was made by Pari, a wholly owned subsidiary of the Company in the form of pipes for future wells to be drilled on the property. Since the investment was made and no activity has taken place in the Joint Activity Agreement the pipes were expensed during first half of 2008. Other long-term investments represented 10 common shares of JSC “Ukrnafta” accounted for at cost, which approximates their fair market value.

11.	INCOME TAX

The Company’s provision for income tax for the periods ended June 30, 2008 and December 31, 2007 was as follows:

	6/30/2008	12/31/2007

Current tax	$2,909	$42,812
Deferred tax loss (gain)	6,657	(3,360)
Total income tax expense (benefit)	$9,566	$39,452

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods ended June 30, 2008 and December 31, 2007 in the Company’s deferred tax position is as follows:

	6/30/2008	12/31/2007

Net asset at the beginning of the period	$75,777	$72,417
Charged to income for the period	(6,657)	3,360
Net asset at the end of the period	$69,120	$75,777

The tax effect on any substantial temporary differences, which give rise to the deferred tax assets as at June 30, 2008 and December 31, 2007 is presented below:

	6/30/2008	12/31/2007

Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$48,877	$46,931
Valuation of VAT receivable	71,996	125,770
Low value items written off	883	663
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian law	154,724	129,379
Total	$276,480	$302,743

The deferred tax assets as at June 30, 2008 and December 31, 2007, calculated at effective Ukrainian income tax rate of 25%, consists of the following:

	6/30/2008	12/31/2007

Deferred tax assets
Provision for doubtful receivables	$12,219	$11,733
Valuation of VAT receivable	17,999	31,533
Low value items written off	221	166
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian low	38,681	32,345
Total	$69,120	$75,777

The taxation charge for the respective period is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	6/30/2008	12/31/2007

(Loss) before income tax and minority interest	$(1,397,340)	$(2,002,817)
Theoretical income tax benefit at statutory rate of 25%	349,335	500,704
Adjustments due to:
Tax effect of (expenses) that are not deductible in determining taxable profit	(358,901)	(540,156)

Income tax	$(9,566)	$(39,452)

As of June 30, 2008 and December 31, 2007 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, as of June 30, 2008 the Company has a net operating loss carry forward of approximately $2,497,488 which expires in 2028. As a result, the company has a deferred tax asset of approximately $849,145 which is fully reserved because of the uncertainty of realization.

12.	ACCOUNTS PAYABLE

Accounts payable as of June 30, 2008 and December 31, 2007 consisted of the following:

	6/30/2008	12/31/2007

Accounts payable
Okhtyrkaneftegas	$21,835	$180,584
	21,835	180,584

CJSC Infox, related party	2,276,929	1,898,070

Total	$2,298,764	$2,078,654

Third parties accounts payable balances as of June 30, 2008 were comprised of payable to Okhtirkaneftegas for services in the amount of $21,835.

The amount of $2,276,929 payable to the related party, CJSC Infox, as of June 30, 2008, is related to well drilling and repair services, provided to EP by third party service companies and paid by CJSC Infox on behalf of the Company.

13.	TAXES PAYABLE

Taxes payable as of June 30, 2008 and December 31, 2007 consisted of the following:

	6/30/2008	12/31/2007

VAT	$397,679	$376,690
Exploration tax	14,629	22,469
Profit tax	313
Resource Tax	1,755	21,966
Social insurance	6,719	6,147
Personal income tax	2,384	2,375
Other taxes	1,877	1,184
Total	$425,356	$430,831

All of the above amounts were current.

14.	SHORT TERM NOTES PAYABLE

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

MI SWACO Note

On July 5, 2007 Pari, the Company’s wholly owned subsidiary issued interest free notes to MI SWACO Ukraine as payment for services having face value of $247,536. The notes are due on July 10, 2008.

Other promissory notes

Short term promissory notes outstanding as of June 30, 2008 and December 31, 2007, issued in November 2002 at no interest, were payable by November 5, 2005. These notes in the amounts of $14,849 and $5,562, are payable to Astark and Sipay, respectively. As of June 30, 2008 the holders of the notes had not called for the repayment of the respective amounts. Any valuation adjustment due to the lack of interest has not been calculated, however, such amounts, if any, are not considered to have a material effect on these financial statements.

15.	OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of June 30, 2008 and December 31, 2007 consisted of the following:

	6/30/2008	12/31/2007

ZakhidUkrGeology	$103,546	$101,126
Poltavaneftegasgeologiya	121,307
Ukrzacordonneftegasbudinvest	187,473
Montazhtransgas		203,982
Ukrgeophisica	65,526	62,917
Fort Trade PP	48,258	46,337
Other	261,945	351,333
Total	788,055	765,695

Related parties
Advances from shareholders	275,091	275,091
	275,091	275,091

Total	$1,063,146	$1,040,786

The amount of $103,546 due to Zakhidukrgeologiya was related to drilling services of the exploration Well #1 of Peremyshlyansk property. Other accounts payable and accruals as of December 31, 2007 mostly consisted of geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and construction services. The amount of $275,091 represents advances from shareholders with no specific terms paid to the Company during 2005 and 2006.

Other accounts payable and accruals as of June 30, 2008 mostly consisted of non-recurring geological research, geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and constructions services.

16.	PREPAYMENTS FOR OIL AND GAS

Prepayments for oil and gas as of June 30, 2008 and December 31, 2007 represented cash advances received from the Company’s customer in respect of future oil deliveries. The above advances consisted of:

	6/30/2008	12/31/2007

Ukrnedraresourse	$872,820	$229,417
Angronafta		19,802
Luksor		148,515
Other prepayments	12,706	14,494

Prepayments for oil and gas	$885,526	$412,228

17.	INTEREST PAYABLE

Interest payable as of June 30, 2008 and December, 31 2007, consisted of the following:

	6/30/2008	12/31/2007

Convertible notes	$218,100	$219,710

Related parties
Long term loan - Zaccam Trading, related Party	94,609	76,619
Interest accrued on advances received from former shareholders	22,476	22,476
Subtotal related parties	117,085	99,095

Total	$335,185	$318,805

Long term loan from Zaccam Trading, a related party, at 3% per annum (Note 19) was obtained in 2005.

18.	PROFIT INTEREST PAYABLE

As of June 30, 2008 and December 31, 2007, profit interest of $18,745 and $17,998 was payable to Poltavaneftegasgeologiya and represents an amount that was accrued and partially paid by the Company in respect to profits earned during 2002, and is calculated in accordance with PSA # 01-SD dated April 26, 2000.

19.	LONG TERM PAYABLE

Long term payables as of June 30, 2008 consisted of the following:

	Coupon	Conv. Price	Issue date/ Effective	Due not earlier
Lender/Note	Rate	$/share	Date	than	6/30/2008

Fort Trade			Nov- 2004	Nov- 2009	$465,347
					465,347
Millington Solutions Ltd.
CD-1001	10%	$2.20	03/30/2006	03/30/2009	1,109,811
CD-1009	10%	$2.20	06/06/2006	06/06/2009	2,247,311
CD-1011	6%	$1.40	07/25/2006	07/25/2009	854,254
CD-1013	7%	$3.00	02/01/2007	02/01/2010	905,969
					5,117,345

Fort Trade and Millington Solutions Ltd.					5,582,692

Related parties
Zaccam Trading, Ltd.			03/5/2005	03/5/2015	1,205,900
					1,205,900

Total					$6,788,592

Fort Trade

As of June 30, 2008 and December 31, 2007, the amount of $465,347 represented interest free note payable for geological and research services rendered by Fort Trade during 2004.

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

On July 25, 2006 the Company executed a Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 6% coupon and the conversion price of $1.40 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006. On February 1, 2007, the Company executed Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 7% coupon and the conversion price of $3.00 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006. On March 15, 2007 the Company and Millington Solutions Ltd. agreed that interest accrued under the Convertible Debenture Note agreements CD-1001, CD-1009, CD-1011 and CD-1013 (“the Notes”) may be at the Company’s election paid when due in accordance with the Convertible Debenture Note terms; or fully or partially capitalized. In the event, the Company elects to capitalize the accrued interests under the Notes, the accrued interest shall be added to the outstanding principal. Following such election, the interest in subsequent periods shall accrue on the increased principal balance at the rate provided by each Convertible Debenture Note agreement. The increased outstanding principal may be converted into the Company’s shares of common stock in accordance with the terms of each Convertible Debenture Note. On March 20, 2007, the Company elected to capitalize the interest payments on CD-1001 and CD-1009 due on the first annual anniversary of each tranche. On July 10, 2007, the Company elected to capitalize the interest payments on CD-1011 due on the first annual anniversary of each tranche. In addition, on January 31, 2008 the Company elected to capitalize the interest payments on CD-1013 due on the first annual anniversary of each tranche. On March 20, 2008, the Company elected to capitalize the interest payments on CD-1001 and CD-1009 due on the second annual anniversary of each tranche.

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

For the period from March 1, 2007 to March 31, 2008 during the periods of relative liquidity the observed daily volatility of stock prices was 1.67%. In addition, the annualized risk-free rate of 5% was assumed. Using the above base assumptions, and assuming that the convertibles would be outstanding for 3 years before they are converted i.e. no early conversion, the fair value at the time of issuance of the conversion feature of the convertible debentures that were outstanding on June 30, 2008 would be $199,582. The fair value of the same convertible debentures on June 30, 2008 given the closing price of $1.01 on that date would amount to $37,901. To comply with SFAS No. 155, the Company would need to record a profit of $161,681 from change in fair value of convertible debt instrument and a reduction the carrying value of the convertible debentures in the liabilities’ section of the Company’s balance sheet by the same amount. The Company believes that recording imaginary and estimated gains or losses would cause the financial statements to be misleading.

21.	SHAREHOLDERS’ EQUITY

During the first 6 months of 2008, the Company raised $1,618,005 from private placements of 1,618,005 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933.

No dividends were declared or paid by the Company during the periods ended June 30, 2008 and December 31, 2007.

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

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited) (in US dollars, except per share amounts)

Net loss attributable to common stockholders	$(1,406,906)	$(672,881)

Weighted average common shares outstanding, basic	22,513,685	17,730,651
Loss per common share, basic	$(0.06)	$(0.04)

Weighted average common shares outstanding, diluted	22,513,685	17,730,651
Loss per common share, diluted	$(0.06)	$(0.04)

23.	RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of June 30, 2008 and December 31, 2007 see Notes 5, 12, 15, 17 and 19.

Our related parties include CJSC Infox and Zaccam Trading, Ltd. During the period ended June 30, 2008 we received $378,859 from CJSC Infox to finance wells repair services. A total of $2,276,929 was due to the related party, CJSC Infox on June 30, 2008.

As of June 30, 2008, the outstanding amount of $190,710 receivable from CJSC Infox, related party, was primarily related to several crude oil shipments which took place in 2004 and 2003.

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

Lease commitments - The Company leases office space on a yearly basis and the rent is disclosed in other notes. The Company’s future lease commitments as of June 30, 2008 are as follows:

2008

Office rent	$58,270

$58,270

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

Our sales to customers in excess of 5% were as follows:

	6/30/2008	12/31/2007

Agrotemp (oil produced)	$-	$217,947
Vlad Nafta (oil produced)	72,566	45,116
Ukrtatnafta (oil produced)		189,769
Ukrnedraresource (gas produced)	1,246,996	237,862
Ukrfinresource 2004 (gas produced)	17,630	379,377
Ukrtrans	20,940
ZAT Utecs	19,977
Vlad nafta (condensate produced)	87,109	190,585
Angronafta (condensate produced)		83,081
Luksor (gas resold)	124,855
Naftoimpex (oil produced)		385,542
Agronafta (oil produced)		84,193
Azov oil company (oil produced)		135,215
Ukrgasenergo (oil produced)		263,366
Ukrfinresourse 2004 (gas resold)		262,991
Azov oil company (oil resold)		126,799
Other		165,589
Total	$1,590,073	$2,767,432

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

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the periods ended June 30, 2008 and 2007.

Management’s key objectives for six months period of 2008 were:

•  Finish drilling Well #1 of Peremyshlyansk property in Western Ukraine;

• Transfer Well #3 of Karaikozovsk property to produce from the gas horizon Visean 14;

We believe that these key objectives were achieved during the six months period of 2008. Our 2008 strategy for the Karaikozovsk field includes re-entry of Well #14 in early third quarter of 2008. We also plan to continue testing Well #1 of Rakitnyansk lease.

Current Activities

During the first half of 2008, our production was limited to Wells #2, #3 and #21 of Karaikozovsk lease.  During the period we produced 1,891 BBLS of oil from Well #2 and 277,476 MCF of natural gas from Wells #21, #2 and Well #3. In addition, we produced 1,329 BBLS of condensate from Well #21 and Well #3 during the period.

Results of Operations

Oil and gas production and revenue

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited) (in US dollars, except production amounts)
Revenues
Revenue from sales of produced oil	$92,543	$1,072,874
Revenue from sales of resold gas	124,855
Revenue from sales of produced condensate	108,049
Revenue from sales of resold oil		122,680
Revenue from sales of produced gas	1,264,626
Revenue, net	$1,590,073	$1,195,554

Oil sales, bbls
Produced oil	1,885	21,450
Resold oil		2,454
	1,885	23,904

Gas sales, mcf
Produced gas	275,523
Resold gas	1,000

Condensate sales, bbls
Produced condensate	1,324

Average daily production
Oil, bopd	10.5	119
Gas, mcfpd	1530	-
Condensate, bopd	7.35

Average selling prices
Oil, $/BBL	$49	$50
Gas, $/MCF	4.59	-
Condensate, $/BBL	81.6

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

The crude oil and condensate balances as of June 30, 2008 amounted to 714 and 540 Bbls, respectively.

Operating expense

The increase in operating expense from $768,899 during the first 6 months of 2007 to $863,728 during the first 6 months of 2008 was due to higher production rates and higher well stimulation costs. The above increase was partially compensated by a higher absorption of fixed production overheads resulting from the commencement of gas production.

Exploration

An exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended June 30, 2008 and 2007 we incurred $89,923 and $124,689, respectively in exploration expenses.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements. As at the date of this report an independent reserve engineering study is being obtained.

Well #21 costs, oil and gas production equipment and workover costs were the main contributor into the increase un depreciation and depletion expense from $140,890 for the period ended June 30, 2007 to $1,047,424 for the period ended June 30, 2008.

Sales, general and administrative expenses

Sales, general and administrative expenses for the period ended June 30, 2008 increased to $647,431from $552,165 in the period ended June 30, 2007 mainly due to the increase in payroll and related taxes to $304,939 (2007: $217,108).

Interest expense

Interest expense went down to $205,744 during the period ended June 30, 2008 from $411,338 during the period ended June 30, 2007. The reduction was primarily caused by the retirement of Dutchess Notes in February of 2008.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establish steady production of oil and gas in Ukraine. As at June 30, 2008, the Company had total current assets of $3,461,160 and total current liabilities of $5,318,320, respectively. As at June 30, 2008, the Company had cash balances of $95,991 and a working capital deficit of $1,857,160, respectively.

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

Cash flow

Cash provided by/(used in) operating activities during the periods ended June 30, 2008 and 2007 amounted to $232,822 and $(894,010), respectively. As a result of the higher depreciation, depletion and amortization charged in six months of 2008 ($1,047,424) as compared to $140,890 during six months of 2007, we incurred a cash loss of ($359,482) in the six months of 2008 vis-à-vis ($531,991) in the six months of 2007. The other contributing factors were the increase in taxes receivable of $198,128 (2007: $467,857), increase in accounts payable of $220,111 (2007: ($37,926)) and the reduction in prepayments for oil and gas $473,298 (2007: ($138,275)).

During the six months ended June30, 2008 cash provided by financing activities in the amount of $1,094,070 resulted from the proceeds from the private equity financing of 1,618,005 which was partially offset by the repayment of the Dutchess Note.

During the six months ended June 30, 2008, the Company incurred capital expenditures of $1,607,166 most of which represented drilling costs of Well #1 of Peremyshlyansk property while during the six months ended June 31, 2007, the capital expenditures amounted to $3,224,747.

Cash Requirements

The Company anticipates it will require approximately $10,000,000 in 2008 to implement its capital expenditure program for the properties covered by the licenses, construction of infrastructure for Karaikozovsk, Rogan and Rakitnyansk leases, as well as casing and testing of Well#1 on Peremyshlyansk property. The Company believes it will be able to raise these funds through equity, debt and convertible debt financing; however, there is no assurance that such funds will be raised and no certainty as to when such funds may be raised or on what terms.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $1,406,905 during the period ended June 30, 2008, and, as of June 30, 2008, the Company’s current liabilities exceeded its current assets by $1,857,160. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

The prevailing exchange rates as at June 30, 2008 and December 31, 2007 were approximately 1 U.S. dollar to UAH4.8489 and UAH5.0500. For the periods ended June 30, 2008 and 2007, the average exchange rate for 1 U.S. dollar UAH5.0058 and UAH5.0500, respectively.

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

Oil and Gas Reserve Information

As of June 30, 2008, we have not been able to estimate the quantity of proved reserves within the meaning of Rule 4-10(a) of Regulation S-X. The Company has hired independent geologists to review the reserves.

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

Currency Exchange Risk

Domestic sales of oil and gas in Ukraine are made in local currency (Hryvna) and then converted to US$. The US$ - Hryvna exchange rate may move adversely to affect oil and gas prices. In addition, there can be no assurance that the Ukrainian authorities may not introduce price stabilization mechanisms which adversely affect oil and gas prices in US$ terms for Esko Pivnich and Pari. While many of Sunrise’s financial obligations are denominated in United States dollars, a number of foreign currency effects may arise from exchange rate movements. Sunrise does not engage in active speculative hedging to minimize exchange rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation except as mentioned below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. Because of a limited number of accounting staff, we did determine there we have a material weakness in that we cannot be assured that all disclosures will be complete on a timely basis. Because of limited resources, we have determined that it is not cost effective for us to remediate this at this time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no outstanding legal proceedings material to the Company to which the Company or any of its assets are subject, nor are there any such proceedings known to be contemplated. Management believes that the resolution of all business matters which would have a material impact on the Company’s financial position or operating results have been recorded.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2008 Annual Report on Form 10-KSB, as amended, including Risk Factors of Part I, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first 6 months of 2008, the Company raised $1,618,005 from private placements of 1,618,005 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933. The proceeds from this offering were used for working capital and general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the six months ended June 30 31, 2008

Consolidated Statements of Operations and Comprehensive Loss for the six months June 30, 2008 and 2007.

Notes to the Consolidated Financial Statements for the periods ended June 30, 2008 and December 31, 2007

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

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: August 13, 2008	Konstantin Tsirulnikov
President and Chief Executive Officer