Form 10KSB/A
period 2007-12-31
SUNRISE ENERGY RESOURCES INC
filed 2008-10-01
CIK 874792

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Company’s Principal executive officers and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of December 31, 2007 concluded that the Company’s disclosure controls and procedures were not adequate and effective to ensure that material information relating to the Company’s and their consolidated subsidiaries were recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this annual report has been prepared.

Conclusion: However, because of the financial constraints in providing this additional control, the company does not believe it is economically feasible to correct the deficiency at this time.

Management’s Report on Internal Controls and Procedures

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

Changes in internal control over financial reporting

The Company’s principal executive officers and principal financial officer have concluded that there were no changes in the Company’s internal controls over the financial reporting or disclosure controls and procedures or in other factors during the last fiscal year that have materially affected or are reasonably likely to materially affect these controls as of the end of the period covered by this report based on such evaluation.

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

Sunrise Energy Resources, Inc.
Date
October 1, 2008	/s/ Konstantin Tsirulnikov
Konstantin Tsirulnikov
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title