Form 10KSB/A
period 2007-12-31
SUNRISE ENERGY RESOURCES INC
filed 2008-10-31
CIK 874792

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

EXPLANATORY NOTE

In response to a letter from the SEC in connection with the evaluation of internal controls on Form 10-KSB for Fiscal Year Ended December 31, 2007, the management has completed an assessment of the internal controls. As a result of this assessment Item 8 of this filing has been amended to include the appropriate disclosures.

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

Exploration and Producing Licenses

During 2004 the Company received geological and exploration license agreements to develop the Karaikozovsk’s, Rogan and Rakitnyansk fields. Particular information with respect to each of these licenses is listed in the following table:

No.	Date Issued	Period	Block	Location	Acreage (acres)	Activities
# 2489	Dated 2 July 2004	Valid for: 5 (five) years	Karaikozovsk Field Geographical coordinates: Northern latitude: 1.50000'50" 2.50002'10" 3.49057'10" 4.49057'00" Eastern longitude: 35001'40" 35010'30" 35013'00" 35006'20"	Administrative district: Kharkiv Administrative region: Krasnokutsk Reference location: 10 km south of Krasnokutsk	32,373	Geological Exploration and development of natural gas, crude oil
# 2581	Dated 18 October 2004	Valid for: 5 (five) years	Rogan Field Geographical coordinates: Northern latitude: 1. 49054’50” 2. 49053’30” 3. 49051’20” 4. 49053’30”. Eastern longitude: 36030’40” 36042’10” 36039’50” 36029’00”	Administrative district: Kharkiv Administrative region: Kharkiv, Chuguev reference location: 2 km west of Krasnokutsk	12,850	Geological Exploration and development of natural gas, crude oil
# 2507	Dated 22 October 2004	Valid for: 5 (five) years	Rakitnyansk Field Geographical coordinates: Northern latitude: 1. 49054’20” 2. 49052’50” 3. 49051’00” 4. 49053’10 Eastern longitude: 35048’50” 25056’00” 35056’00” 35047’00”	Administrative district: Kharkiv Administrative region: Novodolazk, Valkiv	7,908	Geological Exploration and development of natural gas, crude oil
773076 Series AA	Dated 28 October, 2004	November 5 2004 – November 5 2009
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

#775113 Series AA	Dated 28 October, 2004	October 28 2004 – October 2009	Construction activities
# 867363 Series AA	Dated 10 November, 2004	November 21 2004 – November 20 2009	Supplying of natural gas on an unregulated tariff basis

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

Productive Wells

As at December 31, 2007, the Company had the following number of productive wells and wells in progress.

				Peremysh-
Property	Karaikozovsk	Rogan	Rakitnyansk	lyansk	Total
Gross Basis

Oil
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	-	-

Gas
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	-	-

Natural Gas Liquids
Productive Wells	1	-	-	-	1
Wells in Progress	-	-	-	-	-

Net basis

Oil
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	-	-

Gas
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	-	-

Natural Gas Liquids
Productive Wells	1	-	-	-	1
Wells in Progress	-	-	-	-	-

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

o Complete the construction Well #21 of Karaikozovk lease and place it into production;
o Complete the construction of the separation and storage unit for Karaikozovsk field;
o Approach completion of Well #1 of Peremyshlyank field;
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

As at December 31, 2007, the Company completed drilling approximately 95% of exploration Well #1 of Peremyshlyank lease in Western Ukraine.

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

Production Costs

Provided below is the analysis of the average selling prices and production costs during 2004-2007 period presented on the net basis.

For the years Ended	12/31/2007	12/31/2006	12/31/2005

Production[1]
Oil, BBLS	17,577	29,494	31,411
Natural Gas Liquids, BBLS	7,068	-	-
Natural Gas, MCF	201,414	21,377	41,815
Barrels of Oil Equivalent, BOE[3]	58,213	33,057	38,380

Average sales price
Oil, $/BBL	51.78	55.14	42.00
Natural Gas Liquids, BBLS	54.70
Natural Gas, $/MCF	3.06	1.36	0.89

Average oil and natural gas cost of production, $/BOE[2]	26.36	24.03	27.68

1Calculated on the net production basis (net to the Company) based on 80% working interest in Karaikozovsk property prior to August 1, 2007.

2Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of field production personnel, insurance and ad valorem taxes.

3Natural gas is converted to oil equivalent at the rate of 6MCF of gas equaling 1 BOE.

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

Interest expenses

Interest expense grew from $294,883 in 2006 to $919,498 in 2007 as a result of the higher amount of debt in the Company’s capital structure. During 2007, the Company added $3,379,303 of debt (including convertible debentures and promissory notes – Note 19) to its capital structure while $2,326,683 was repaid during the year.

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

GLO CPAs LLLP

Houston, Texas
March 27, 2008

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,915
Accounts receivable – related party	165,492
Other accounts receivable and prepayments	991,538
Inventories	38,550
Taxes receivable	1,735,119
Total current assets	2,942,614

NONCURRENT ASSETS
Property, plant and equipment, net	9,590,275
Lease/concession acquisition cost of Pari	107,714
Long-term financial investments	77,534
Deferred tax asset	75,777

TOTAL ASSETS	$12,793,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$180,584
Accounts payable – related party	1,898,070
Taxes payable	430,831
Short term notes payable	815,533
Other accounts payable and accruals	765,695

Other accounts payable - related party	275,091
Prepayments for oil and gas	412,228
Interest payable	219,710
Interest payable – related party	99,095
Profit interest payable	17,998

Total current liabilities	5,114,835

Long-term payable	5,363,872
Long-term payable – related party	1,205,900

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 21,704,682 issued and outstanding	21,705
Additional Paid-in-Capital	4,643,353
Retained earnings (Accumulated deficit)	(3,523,559)
Accumulated other comprehensive income - foreign currency	(32,192)
Total stockholders' equity (deficit)	1,109,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,793,914

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)

	For the years ended December 31
	2007	2006
REVENUES
Produced oil & gas	$2,377,642	$1,754,033
Purchased oil & gas	389,790	120,174

	2,767,432	1,874,207

COST OF SALES	(354,524)	(116,637)

	2,412,908	1,757,570

Operating expenses	(1,713,658)	(666,702)
Depreciation and depletion expenses	(697,173)	(213,543)
Other operating income (expense)	(11,241)	6,145
Sales, general and administrative expenses	(1,492,790)	(753,404)

OPERATING INCOME (LOSS)	(1,501,954)	130,066

OTHER INCOME (EXPENSE)
Interest income	758	1,008
Interest expense	(919,498)	(294,883)
Production sharing agreement working interest expense	(40,109)	(99,190)
Foreign exchange (loss) gain	(26,011)	(16,987)
Loss on disposal of fixed assets	(74,875)	(3,971)
Gain from reversal of accrued VAT liability	598,324

(LOSS) INCOME BEFORE TAX	(1,963,365)	(283,957)

INCOME TAX	(39,452)	(55,085)

NET LOSS	(2,002,817)	(339,042)

Other comprehensive loss
Foreign currency translation loss	-	-

COMPREHENSIVE LOSS	$(2,002,817)	$(339,042)

BASIC LOSS (EARNINGS) PER SHARE	$(0.11)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,894,350	17,144,251

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

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(Expressed in US Dollars)

	For the years ended December 31
	2007	2006
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(2,002,817)	$(339,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	697,173	213,543
Provision for doubtful accounts	-	(20,154)
Deferred tax (gain)	(3,360)	(9,667)
Net accrued interest	413,515	60,559
Ammortization of shares issued for services	127,500	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	575,656
(Increase) in other accounts receivable and prepayments	23,311	(125,358)
(Increase) decrease in inventories	302,465	(181,742)
(Increase) decrease in taxes receivable	(705,554)	(825,291)
Increase (decrease) in accounts payable	1,076,650	191,345
Increase (decrease) in taxes payable	(513,839)	37,527
Increase (decrease) in other accounts payable and accruals	(509,718)	664,600
Increase (decrease) in prepayments for oil and gas	(160,746)	72,107
Increase in interest payable	448,108	191,509
Increase (decrease) in profit interest payable	(40,949)	40,949
	(848,261)	546,541

CASH PROVIDED BY FINANCING ACTIVITIES:
Short term notes issued	2,523,103	-
Short term notes repaid	(2,140,683)
Long term loans received	-	1,112,000
Proceeds from share issuance	4,439,573
Short terms loans paid	-	(514,851)
Long term notes issued	856,200	3,703,799
Long term notes repaid	(186,000)
	5,492,193	4,300,948

CASH USED IN INVESTING ACTIVITES:
Purchase of property, plant and equipment	(4,761,141)	(4,650,778)
Long term investment purchased	(74,022)	(1,532)
Cash inflow on the acquisition	-	4,549
	(4,835,163)	(4,647,761)

INCREASE (DECREASE) IN CASH:	(191,231)	199,727
CASH, at the beginning of the period	203,146	3,419

CASH, at the end of the period	$11,915	$203,146

INCOME TAX PAID	$45,945	$75,450
INTEREST PAID IN CASH	$316,798	$—

Non-cash investing and financing transactions:
Issuance of common stock for acquisition of Pari, Ltd.	$-	$96,608
Issuance of common stock to Dutchess Private Equity Fund for placement agency services	$127,500	$-
Issuance of promissory Note as payment for services to MI SWACO	$237,677

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

6.  OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments made as of December 31, 2007 were as follows:

12/31/2007
Ukrzaccordonneftegasabudinvest	$178,218
Vixen JLM	128,699
Zond	144,554
SDCH	139,066
Ukrnadraservice	110,950
Poltavaneftegasgeologia	79,678
Ukrfinresource2004	62,919
Svako	44,146
Other	103,308

Other accounts receivable and prepayments, net of provision for doubtful accounts of $45,000	$991,538

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

7.  INVENTORIES

Inventories as at December 31, 2007 consisted of the following:

12/31/2007
Crude oil and condensate – at cost	$38,550
-
Total	$38,550

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

19.  LONG-TERM PAYABLE

As of December 31, 2007, long term payable balances including capitalized interest consisted of the following:

Lender/Note	Coupon Rate	Conv. Price $/share	Issue date/ Effective Date	Due not earlier than	12/31/2007

Fort Trade			Nov- 2004	Nov- 2009	$465,347
					465,347
Millington Solutions Ltd.
CD-1001	10%	$2.20	03/30/2006	03/30/2009	1,008,920
CD-1009	10%	$2.20	06/06/2006	06/06/2009	2,189,222
CD-1011	6%	$1.40	07/25/2006	07/25/2009	853,683
CD-1013	7%	$3.00	02/01/2007	02/01/2010	846,700
					4,898,525

Fort Trade and Millington Solutions Ltd.					5,363,872

Related parties
Zaccam Trading, Ltd.			03/5/2005	03/5/2015	1,205,900
					1,205,900

Total					$6,569,772

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective. That conclusion was reached because of our failure to file the required Management’s Annual Report on Internal Control over Financial Reporting in our Annual Report on Form 10-KSB when it was filed on March 31, 2008. Management has made changes to our disclosure controls and procedures in an effort to ensure that all requirements of the Exchange Act are met in future disclosure documents.

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

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting arising from a shortage of adequately qualified staff in the accounting department. As a result, the reported US GAAP accounts included small clerical errors which were not timely discovered. The above errors were subsequently discovered and corrected in Form 10-KSB/A filings. No particular disclosure has been materially affected by the above weakness.

We intend to continue providing a US GAAP training to our staff and to streamline processes and procedures of preparing the US GAAP accounts. These steps would enable us to prepare the accounts in advance and ensure that more time is available for review and amendments. This would also help us improve the completeness and accuracy of the financial statements. We are also reviewing the possibility of hiring more qualified staff in our accounting department. However, due to budget constraints it may be unfeasible to recruit sufficient resources to completely correct the deficiency at this time.

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

Conclusion

The above identified material weakness did not result in material audit adjustments to our 2007 financial statements. We intend to continue training our staff in US GAAP to reduce the likelihood of an error and to afford us more time for review and amendment of financial reports. However, based on our current size and size of operations, we do not believe it is economically feasible to fully remediate this weakness. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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

Name	Position	Age	Date elected or appointed
Konstantin Tsiryulnikov	CEO, Sunrise Energy Resources, Inc.	29	December – 2004

David A. Melman	Independent Director of Sunrise Energy Resources Inc	65	1997

Bobby Long	Chief Technical Officer	70	July 2007

Roman Livson	CFO, Sunrise Energy Resources, Inc.	37	August 2005

Leon Golden	Independent Director, Sunrise Energy Resources, Inc.	45	December – 2004

Vyacheslav Chuchminov	CEO, Esko Pivnich	50	June - 2002

Taras Burdeniy	CFO, Esko Pivnich	30	June - 2002

Raissa Volodarskaya	Chief Accountant	58	April - 2002

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

Mr. Leon Golden, Independent director of Sunrise Energy Resources. Mr. Golden is a certified public accountant with over 17 years of experience. For the past two years, Mr. Golden has had his own CPA practice in New York City, and prior to that he worked as a public accountant for another New York City CPA firm for fifteen years. Mr. Golden serves on the board of directors of ABDC (OTCBB—ABDV). Mr. Golden holds a B.S. degree in Accounting from Brooklyn College.

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

Name and Address of Beneficial Owner	Amount of Beneficial Interest		Percent of Class
Mr. Konstantin Tsirulnikov	51.34	%(1)	Common stock
Mr. David A. Melman	1.15%		Common stock

(1)	Mr. Konstantin Tsirulnikov is the son of Mr. Eduard Tsirulnikov the sole shareholder of Halton Impex Corp.

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
Pari, Ltd.

PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

None

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm –GLO CPAs LLP for the year ended December 31, 2007

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

Date:	Sunrise Energy Resources, Inc.

October 30, 2008	/s/ Konstantin Tsirulnikov
Konstantin Tsirulnikov
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title