Form 10-Q
period 2008-09-30
SUNRISE ENERGY RESOURCES INC
filed 2008-11-14
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine months ended
September 30, 2008

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

Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $2,767,432

As of November 13, 2008, the Registrant had 23,402,687 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-Q

PART I.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	September 30, 2008	December 31, 2007
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$10,245	$11,915
Accounts receivable - related party	190,235	165,492
Other accounts receivable and prepayments	696,194	991,538
Inventories	88,027	38,550
Taxes receivable	2,164,140	1,735,119
Other current assets		-
Total current assets	3,148,841	2,942,614

NONCURRENT ASSETS
Property, plant and equipment, net	11,200,822	9,590,275
Lease/concession acquisition cost of Pari	67,321	107,714
Long-term financial investments	3,648	77,534
Deferred tax asset	73,690	75,777

TOTAL ASSETS	$14,494,322	$12,793,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$91,068	$180,584
Accounts payable - related party	3,389,015	1,898,070
Taxes payable	409,704	430,831
Short term notes payable	290,872	815,533
Other accounts payable and accruals	1,282,559	765,695
Other accounts payable - related party	275,091	275,091
Prepayments for oil and gas	616,291	412,228
Interest payable	189,591	219,710
Interest payable - related party	103,703	99,095
Profit interest payable	18,697	17,998

Total current liabilities	6,666,591	5,114,835

Long term notes payable	5,767,131	5,363,872
Long-term payable to related party	1,205,900	1,205,900

Commitments and Contingencies (Note 24)

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 23,402,687 and 21,704,682 issued and outstanding as of September 30, 2008 and December 31, 2007	23,403	21,705
Additional Paid in Capital	6,339,660	4,643,353
Retained earnings (Accumulated deficit)	(5,808,823)	(3,523,559)
Accumulated other comprehensive (loss) - foreign currency	300,460	(32,192)
Total stockholders' equity (deficit)	854,700	1,109,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,494,322	$12,793,914

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Produced oil & gas	$438,223	$807,032	$1,903,441	$1,879,906
Purchased oil & gas	1,054	267,110	125,909	389,790
Total	439,277	1,074,142	2,029,350	2,269,696

COST OF SALES	(1,574)	(260,002)	(187,991)	(354,525)
	437,703	814,140	1,841,359	1,915,171

Operating expenses	(431,094)	(477,531)	(1,294,822)	(1,246,430)
Depreciation and Depletion expense	(421,312)	(200,773)	(1,468,736)	(341,663)
Other operating income (expenses), net	9,542	27,447	(3,817)	231,151
Sales, general and administrative expenses	(300,029)	(334,890)	(947,460)	(887,055)

OPERATING LOSS	(705,190)	(171,608)	(1,873,476)	(328,826)

OTHER INCOME (EXPENSE)

Interest expense, net	(144,073)	(275,758)	(349,817)	(687,095)
PSA working interest expense				(41,193)
Foreign exchange loss	(17,513)	(7,039)	(23,725)	(24,479)
Other income (expense)	(16,146)		(33,244)	(72,380)

LOSS BEFORE TAX	(882,922)	(454,406)	(2,280,262)	(1,153,973)

INCOME TAX	4,564	(3,814)	(5,002)	(41,019)

NET LOSS	(878,358)	(458,219)	(2,285,264)	(1,194,992)

Translation gain on foreign entities	(31,698)		332,652

TOTAL COMPREHENSIVE LOSS	$(910,056)	$(458,219)	$(1,952,612)	$(1,194,992)

BASIC NET LOSS PER SHARE	(0.04)	$(0.02)	$(0.10)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,362,687	19,186,447	22,553,685	18,191,767

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholder's Equity (Capital Deficit)
BALANCE, DECEMBER 31, 2006	17,161,014	$17,161	$80,824	$(1,520,742)	$(32,192)	$(1,454,949)

Private placement of shares	4,493,668	4,494	4,435,079			4,439,573
Shares issued for services	50,000	50	127,450			127,500
Net loss for the year				(2,002,817)		(2,002,817)

BALANCE, DECEMBER 31, 2007	21,704,682	21,705	4,643,353	(3,523,559)	(32,192)	1,109,307

Private placement of shares	1,698,005	1,698	1,696,307			1,698,005
Net loss for nine months				(2,285,264)		(2,285,264)
Other comprehensive income for nine months					332,652	332,652

BALANCE, SEPTEMBER 30, 2008	23,402,687	$23,403	$6,339,660	$(5,808,823)	$300,460	$854,700

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the nine months ended September 30,
	2008	2007

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(2,285,264)	$(1,194,992)
Adjustments to reconcile net loss to net cash in operating activities:

Depreciation expense	1,468,736	341,663
Provision for doubtful accounts
Deferred tax (gain)	2,087	(3,182)
Net imputed interest expense (income)		308,597
Ammortization of shares issued for services		56,602
Other non-monetary expenses	73,889	237,678

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(24,743)	(98,223)
(Increase) in other accounts receivable and prepayments	295,344	91,130
(Increase) in inventories	(49,478)	329,832
(Increase) decrease in taxes receivable	(429,021)	(721,336)
(Decrease) increase in accounts payable	1,401,430	708,884
Increase in taxes payable	(21,128)	223,378
Increase in other accounts payable and accruals	516,861	(312,052)
(Decrease) increase in prepayments for oil and gas	204,063	(262,672)
Increase in dividend payable	700	(40,949)
Increase in interest payable	377,749	325,686
NET CASH FLOW FROM OPERATING ACTIVITIES	1,531,225	(9,956)

CASH PROVIDED BY FINANCING ACTIVITIES:
Senior short term loan/notes received		2,285,425
Short term notes repaid	(524,661)	(1,110,342)
Long term loans received
Proceeds from share issuance	1,698,005	2,807,496
Promissory notes issued		856,200
Short term loans repaid
NET CASHFLOW FROM FINANCING ACTIVITIES	1,173,344	4,838,779

CASH USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,038,891)	(4,906,852)
Long term investments purchased		(74,023)
NET CASH FLOW FROM INVESTING ACTIVITIES	(3,038,891)	(4,980,875)

EFFECT OF EXCHANGE RATE CHANGES	332,652	-

INCREASE (DECREASE) IN CASH	(1,670)	(152,052)
CASH, at the beginning of the period	11,915	203,146

CASH, at the end of the period	$10,245	$51,094

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL INFORMATION
(Expressed in US Dollars)
UNAUDITED

	Nine Months Ended September 30,
	2008	2007
Cash paid for:
Income taxes	$26,129	$(46,153)

Non-cash investing and financing transactions:
Issuance of common stock to Dutchess Private Equity Fund for placement agency services	$-	$127,500
Issuance of promissory Note as payment for services to MI SWACO		$237,677

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

1.  NATURE OF BUSINESS

All operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC). Esko Pivnich and Pari are engaged in oil and gas exploration and development in the country of Ukraine. During the nine months of 2008 the Company’s revenues were derived exclusively from Esko Pivnich’s activities on Karaikozovsk lease in Eastern Ukraine where the Company was producing from 3 wells internally labeled #2, #3 and #21. Well #21 of Karaikozovsk property was put into production on September 1, 2007 and was not operational prior to that date.

Until July 31, 2007, Esko Pivnich’s involvement in wells #2 and #3 of Karaikozovsk lease was governed by joint activity agreements (JAA). On that date the effective JAA #35/970-SD was superseded by a Lease Agreement # 4/1220-OR that entered into effect on August 1, 2007. In accordance with the lease agreement, the Company’s wholly owned subsidiary Esko Pivnich shall pay Okhtirkaneftegas an equivalent of approximately $20,000 per month at the prevailing exchange rate for the usage of all facilities at Karaikozovsk property that are owned by Okhtirkaneftegas including Wells #2 and #3. The above flat fee does not depend upon the amount of hydrocarbons actually produced from the above wells.

Since 2000, Esko Pivnich has been a party to the following joint activity and lease agreements with regard to Karaikozovsk property.

JAA/ Lease Agreement	Counterparty	Status	EP Capital Contribution*, %	EP Profit Share*, %
JAA # 01-SD dated April 26, 2000	Poltavaneftegazgeologiya	Superceded by PSA # 35/970-SD.	100%	60%
JAA # 35/970-SD dated August 19, 2004	Okhtyrkaneftogaz	Terminated on July 31, 2007 and superceded by Lease Agreement effective from August 1, 2007.	80%	80%
Lease Agreement # 4/1220-OR dated August 1, 2007	Okhtyrkaneftogaz	In effect	100%	100%

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

As of September 30, 2008 the company employed 50 people.

2.  PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

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

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $2,285,264 during the nine months ended September 30, 2008, and, as of September 30, 2008 the Company's current liabilities exceeded its current assets by $3,517,750. Additionally, in order to fully develop the area covered by its licenses, the Company would require substantial amounts in additional funding.

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

The prevailing exchange rates as at September 30, 2008 and December 31, 2007 were approximately 1 U.S. dollar to 4.8610 and 5.0500 Ukrainian Hrivnas. For the periods ended September 30, 2008 and 2007, the average exchange rate for 1U.S. dollar was 4.9639 and 5.0500 Ukrainian Hrivnas.

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

Well #21 of Karaikozovsk property was placed into production on September 1, 2007 from the gas producing horizon Visean-15. Since the commencement of production, a total of approximately 449,271 MMCF of natural gas and 8,575 BBLS of condensate have been produced from the well. The well is currently producing on a 6mm choke. All produced gas is being sold to the Company’s customers through the regional pipeline connection secured by the Company. While the well was being logged, 2 other commercially viable producing horizons were discovered in addition to the currently producing Visean-15 producing horizon. The Company’s geologists estimate the useful economic life of the well as 3-5 years. Since the well is currently undergoing testing, the Company’s geologists have not yet been able to obtain a more accurate estimate of the reserves of Well #21 which are required in order to apply the units of production method. Once the extensive testing of the well is completed and the Company’s geologists are able to accurately estimate the remaining producible reserves the Company will start applying the units of production method. Until that time, the Company determined the most appropriate procedure to deplete the drilling costs, as well as the costs of casing and tubing over the remaining life of the exploration license for Karaikozovsk property which expires in July 2, 2009. Consequently, the above well costs are being expensed over the period from September 1, 2007 to June 30, 2009. Once the reserve data has been obtained, we will adjust this calculation to comply with actual production and reserves.

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

Cash and Cash Equivalents - Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of September 30, 2008 and December 31, 2007 consisted mainly of the UAH and USD denominated current accounts.

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

Lease Agreement # 4/1220-OR dated August 1, 2007

In accordance with the agreement, the Company’s wholly owned subsidiary Esko Pivnich shall pay Okhtirkaneftegas an equivalent of approximately $20,000 per month at the prevailing exchange rate for the usage of all facilities located on Karaikozovsk block including Wells #2 and #3 that are owned by Okhtirkaneftegas.

5.  ACCOUNTS RECEIVABLE, related party

Accounts receivable as of September 30, 2008 and December 31, 2007 consisted of $190,235 and $165,492, respectively. The amounts due from CJSC Infox at December 31, 2007 resulted mainly from several crude oil shipments which took place during 2003 and 2004.

6.  OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments as of September 30, 2008 and December 31, 2007 consisted of the following:

	9/30/2008	12/31/2007

Vixen JLM	$133,703	$128,699
Ukrzaccordonneftegasabudinvest		178,218
Zond		144,554
SDCH	152,702	139,066
Ukrnadraservice	116,355	110,950
Poltavaneftegasgeologia		79,678
Ukrfinresource2004	87,152	62,919
Svako	60,324	44,146
Georesource	61,716
Other	84,242	103,308
Other accounts receivable and prepayments, net of provision for doubtful accounts of $48,755	$696,194	$991,538

$116,355 due from Ukrnadraservice was related to the prepayment for construction work on Well #1 of Peremyshlyansk property. The advance paid to Vixen JLM relates to a prepayment for well casings while the amount due from SDCH related to excess production tubing sold to the above company.

7.  INVENTORIES

Inventories as of as of September 30, 2008 and December 31, 2007 consisted of the following:

	9/30/2008	12/31/2007

At realizable value	$88,027	$38,550
Total	$88,027	$38,550

Inventories of crude oil as of September 30, 2008 and December 31, 2007 represented 321and 103 bbls of crude oil produced. Inventories of condensate as of September 30, 2008 and December 31, 2007 represented 348 and 635 bbls of condensate produced.

8.  TAXES RECEIVABLE

Taxes receivable as of September 30, 2008 and December 31, 2007 consisted of the following:

	9/30/2008	12/31/2007

VAT receivable	$1,504,668	$1,733,991
Other prepaid tax	659,472	1,128
Total	$2,164,140	$1,735,119

Taxes receivable balances are represented by VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2008 and December 31, 2007 consisted of the following:

	9/30/2008	12/31/2007

Well capital repair costs and capitalized work-over costs	$835,180	$415,414
Owned producing wells (drilling costs and below ground infrastructure)	3,171,191	3,045,691
Separation facilities and other above-ground infrastructure	3,427,442	3,406,434
Construction in progress	6,621,857	4,327,825
Office equipment	51,921	47,956
	14,107,591	11,243,320
Accumulated Depreciation and Depletion	(2,906,769)	(1,653,045)
Net Book Value	$11,200,822	$9,590,275

10.  LONG-TERM FINANCIAL INVESTMENT

As at September 30, 2008 and December 31, 2007, long-term investments included the following:

	9/30/2008	12/31/2007

Ukrnafta shares	$2,057	$1,980
Investment into JAA with Galateya Ltd. on Chukvinsk lease	1,591	75,554
Total	$3,648	$77,534

The investment into a Joint Activity Agreement on Chukvinsk block with Galateya Ltd. was made by Pari, a wholly owned subsidiary of the Company in the form of pipes for future wells to be drilled on the property. Since the investment was made and no activity has taken place in the Joint Activity Agreement the pipes were expensed during the period. Other long-term investments represented 10 common shares of JSC “Ukrnafta” accounted for at cost, which approximates their fair market value.

11.  INCOME TAX

The Company’s provision for income tax for the periods ended September 30, 2008 and December 31, 2007 was as follows:

	9/30/2008	12/31/2007

Current tax	$73	$42,812
Deferred tax loss (gain)	4,929	(3,360)
Total income tax expense (benefit)	$5,002	$39,452

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods ended September 30, 2008 and December 31, 2007 in the Company’s deferred tax position is as follows:

	9/30/2008	12/31/2007

Net asset at the beginning of the period	$75,777	$72,417
Charged to income for the period	(2,087)	3,360
Net asset at the end of the period	$73,690	$75,777

The tax effect on any substantial temporary differences, which give rise to the deferred tax assets as at September 30, 2008 and December 31, 2007 is presented below:

	9/30/2008	12/31/2007
Temporary differences that give rise to deferred tax assets
Provision for doubtful receivables	$48,755	$46,931
Valuation of VAT receivable	108,640	125,770
Low value items written off	657	663
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian law	136,708	129,379
Total	$294,760	$302,743

The deferred tax assets as at September 30, 2008 and December 31, 2007, calculated at effective Ukrainian income tax rate of 25%, consists of the following:

	9/30/2008	12/31/2007
Deferred tax assets
Provision for doubtful receivables	$12,189	$11,733
Valuation of VAT receivable	27,160	31,533
Low value items written off	164	166
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian low	34,177	32,345
Total	$73,690	$75,777

The taxation charge for the respective period is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

	9/30/2008	12/31/2007

(Loss) before income tax and minority interest	$(2,285,264)	$(2,002,817)
Theoretical income tax benefit at statutory rate of 25%	571,316	500,704
Adjustments due to:
Tax effect of (expenses) that are not deductible in determining taxable profit	(576,318)	(540,156)
Income tax	$(5,002)	$(39,452)

As of September 30, 2008 and December 31, 2007 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, as of September 30, 2008 the Company has a net operating loss carry forward of approximately $2,642,162 which expires in 2028. As a result, the company has a deferred tax asset of approximately $898,335 which is fully reserved because of the uncertainty of realization.

12.  ACCOUNTS PAYABLE

Accounts payable as of September 30, 2008 and December 31, 2007 consisted of the following:

	9/30/2008	12/31/2007
Accounts payable
Okhtyrkaneftegas	$91,068	$180,584
	91,068	180,584

CJSC Infox, related party	3,389,015	1,898,070
Total	$3,480,083	$2,078,654

Third parties accounts payable balances as of September 30, 2008 were comprised of payable to Okhtirkaneftegas for services in the amount of $91,068.

The amount of $3,389,015 payable to the related party, CJSC Infox, as of September 30, 2008, is related to well drilling and repair services, provided to EP by third party service companies and paid by CJSC Infox on behalf of the Company.

13.  TAXES PAYABLE

Taxes payable as of September 30, 2008 and December 31, 2007 consisted of the following:

	9/30/2008	12/31/2007

VAT	$375,186	$376,690
Exploration tax	10,088	22,469
Profit tax	380
Resource Tax	12,029	21,966
Social insurance	7,275	6,147
Personal income tax	2,267	2,375
Other taxes	2,479	1,184
Total	$409,704	$430,831

All of the above amounts were current.

14.  SHORT TERM NOTES PAYABLE

MI SWACO Note

On July 5, 2007 Pari, the Company’s wholly owned subsidiary issued interest free notes to MI SWACO Ukraine as payment for services having face value of $246,919. The notes were due on July 10, 2008. The Company is negotiating with MI SWACO to extend the settlement date of the notes to 2009.

Other promissory notes

Short term promissory notes outstanding as of September 30, 2008 and December 31, 2007, issued in November 2002 at no interest, were payable by November 5, 2005. These notes in the amounts of $14,812 and $5,548, are payable to Astark and Sipay, respectively. As of September 30, 2008 the holders of the notes had not called for the repayment of the respective amounts. Any valuation adjustment due to the lack of interest has not been calculated, however, such amounts, if any, are not considered to have a material effect on these financial statements.

15.  OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of September 30, 2008 and December 31, 2007 consisted of the following:

	9/30/2008	12/31/2007

Naftoservice	$515,376	$-
ZakhidUkrGeology	155,314	101,126
Poltavaneftegasgeologiya	121,005
Montazhtransgas		203,982
Ukrgeophisyca	67,677	62,917
Fort Trade PP	48,138	46,337
Other	375,049	351,333
Total	1,282,559	765,695

Related parties
Advances from shareholders	275,091	275,091
	275,091	275,091

Total	$1,557,650	$1,040,786

The amount of $515,376 due to Naftoservice was related to a supply of casing pipe to the Company’s Rogan property. The amount of $155,314 due to Zakhidukrgeologiya was related to drilling services of the exploration Well #1 of Peremyshlyansk property. Other accounts payable and accruals as of December 31, 2007 mostly consisted of geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and construction services. The amount of $275,091 represents advances from shareholders with no specific terms paid to the Company during 2005 and 2006.

Other accounts payable and accruals as of September 30, 2008 mostly consisted of non-recurring geological research, geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and constructions services.

16.  PREPAYMENTS FOR OIL, GAS AND NATURAL GAS LIQUIDS

Prepayments for oil, gas and natural gas liquids as of September 30, 2008 and December 31, 2007 represented cash advances received from the Company’s customers in respect of future oil deliveries. The above advances consisted of:

	9/30/2008	12/31/2007

Ukrnedraresourse	$606,005	$229,417
Angronafta		19,802
Luksor		148,515
Other prepayments	10,286	14,494

Prepayments for oil and gas	$616,291	$412,228

17.  INTEREST PAYABLE

Interest payable as of September 30, 2008 and December, 31 2007, consisted of the following:

	9/30/2008	12/31/2007

Convertible notes	$167,115	$219,710

Related parties
Long term loan - Zaccam Trading, related Party	103,703	76,619
Interest accrued on advances received from former shareholders	22,476	22,476
Subtotal related parties	126,179	99,095

Total	$293,294	$318,805

Long term loan from Zaccam Trading, a related party, at 3% per annum (Note 19) was obtained in 2005.

18.  PROFIT INTEREST PAYABLE

As of September 30, 2008 and December 31, 2007, profit interest of $18,697 and $17,998 was payable to Poltavaneftegasgeologiya and represents an amount that was accrued and partially paid by the Company in respect to profits earned during 2002, and is calculated in accordance with PSA # 01-SD dated April 26, 2000.

19.  LONG TERM PAYABLE

Long term payables as of September 30, 2008 consisted of the following:

Lender/Note	Coupon Rate	Conv. Price $/share	Issue date/ Effective Date	Due not earlier than	9/30/2008

Fort Trade			Nov- 2004	Nov- 2009	$483,440
					483,440
Millington Solutions Ltd.
CD-1001	10%	$2.20	03/30/2006	03/30/2009	1,109,811
ÑD-1009	10%	$2.20	06/06/2006	06/06/2009	2,404,116
CD-1011	6%	$1.40	07/25/2006	07/25/2009	863,794
CD-1013	7%	$3.00	02/01/2007	02/01/2010	905,969
					5,283,691

Fort Trade and Millington Solutions Ltd.					5,767,131

Related parties
Zaccam Trading, Ltd.			03/5/2005	03/5/2015	1,205,900
					1,205,900

Total					$6,973,031

Fort Trade

As of September 30, 2008 and December 31, 2007, the amount of $483,440 represented interest free note payable for geological and research services rendered by Fort Trade during 2004.

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

On July 25, 2006 the Company executed a Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 6% ñoupon and the conversion price of $1.40 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006. On February 1, 2007, the Company executed Convertible Note Subscription Agreement with Millington Solutions Limited for the total amount of $1.0 million with 7% ñoupon and the conversion price of $3.00 per share. All other terms were identical to the Convertible Note Subscription Agreements that were signed on March 30 and June 6, 2006. On March 15, 2007 the Company and Millington Solutions Ltd. agreed that interest accrued under the Convertible Debenture Note agreements CD-1001, CD-1009, CD-1011 and CD-1013 (“the Notes”) may be at the Company’s election paid when due in accordance with the Convertible Debenture Note terms; or fully or partially capitalized. In the event, the Company elects to capitalize the accrued interests under the Notes, the accrued interest shall be added to the outstanding principal. Following such election, the interest in subsequent periods shall accrue on the increased principal balance at the rate provided by each Convertible Debenture Note agreement. The increased outstanding principal may be converted into the Company’s shares of common stock in accordance with the terms of each Convertible Debenture Note. On March 20, 2007, the Company elected to capitalize the interest payments on CD-1001 and CD-1009 due on the first annual anniversary of each tranche. On July 10, 2007, the Company elected to capitalize the interest payments on CD-1011 due on the first annual anniversary of each tranche. In addition, on January 31, 2008 the Company elected to capitalize the interest payments on CD-1013 due on the first annual anniversary of each tranche. On March 20, 2008, the Company elected to capitalize the interest payments on CD-1001 and CD-1009 due on the second annual anniversary of each tranche. On July 10, 2008, the Company elected to capitalize the interest payments on CD-1011 due on the second annual anniversary of each tranche.

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

20.  MILLINGTON CONVERTIBLE DEBENTURE VALUATION

The management believes that apart from the embedded conversion option the convertible debentures (“the Convertible Notes”) issued by the Company to Millington Solutions Ltd. the Company does not have any other embedded derivatives. As can be seen from the following table, at the time of issuance, all embedded conversion features were far out of the money:

Convertible Note	Coupon Rate	Conv. Price $/share	Maximum Price*	Average Price*	Negative Intrinsic Value**	First Tranche Date	Last Tranche Date

CD-1001	10%	$2.20	$0.85	$0.85	(61%)	4/5/2006	5/30/2006
ÑD-1009	10%	$2.20	$1.00	$0.73	(55%)	6/18/2006	10/1/2006
CD-1011	6%	$1.40	$1.00	$0.83	(29%)	9/21/2006	1/26/2007
CD-1013	7%	$3.00	$2.50	$2.65	(17%)	2/12/2007	6/22/2007

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

For the period from March 1, 2007 to September 30, 2008 during the periods of relatively high liquidity the observed daily volatility of stock prices was 1.67%. In addition, the annualized risk-free rate of 5% was assumed. Using the above base assumptions, and assuming that the convertibles would be outstanding for 3 years before they are converted i.e. no early conversion, the fair value at the time of issuance of the conversion feature of the convertible debentures that were outstanding on September 30, 2008 would be $199,582. The fair value of the conversion feature embedded in the same convertible debentures on September 30, 2008 given the closing price of $0.08 on that date would amount to $0. To comply with SFAS No. 155, the Company would need to record a profit of $199,582 from change in fair value of convertible debt instrument and a reduction the carrying value of the convertible debentures in the liabilities’ section of the Company’s balance sheet by the same amount. The Company believes that recording imaginary and estimated gains or losses would cause the financial statements to be misleading.

21.  SHAREHOLDERS’ EQUITY

During the first 9 months of 2008, the Company raised $1,698,005 from private placements of 1,698,005 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933.

No dividends were declared or paid by the Company during the periods ended September 30, 2008 and December 31, 2007.

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

	Nine Months Ended September 30,
	2008	2007
	(Unaudited) (in US dollars, except per share amounts)

Net loss attributable to common stockholders	$(2,285,264)	$(1,194,992)
Weighted average common shares outstanding, basic	22,553,685	18,191,767
Loss per common share, basic	$(0.10)	$(0.07)
Weighted average common shares outstanding, diluted	22,553,685	18,191,767
Loss per common share, diluted	$(0.10)	$(0.07)

23.  RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of September 30, 2008 and December 31, 2007 see Notes 5, 12, 15, 17 and 19.

Our related parties include CJSC Infox and Zaccam Trading, Ltd. During the period ended September 30, 2008 we received $1,490,945 from CJSC Infox to finance wells repair services. A total of $3,389,015 was due to the related party, CJSC Infox on September 30, 2008.

As of September 30, 2008, the outstanding amount of $190,235receivable from CJSC Infox, related party, was primarily related to several crude oil shipments which took place in 2004 and 2003.

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

Lease commitments - The Company leases office space on a yearly basis and the rent is disclosed in other notes. The Company’s future lease commitments as of September 30, 2008 are as follows:

2008

Office rent	$26,568

$26,568

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

Our sales to customers in excess of 5% were as follows:

	9/30/2008	12/31/2007

Agrotemp (oil produced)	$-	$217,947
Vlad Nafta (oil produced)	73,179	45,116
Naftagasservice (oil produced)	77,307
Ukrtatnafta (oil produced)	-	189,769
Ukrnedraresource (gas produced)	1,473,485	237,862
Ukrfinresource 2004 (gas produced)		379,377
Ukrtrans
ZAT Utecs
Vlad nafta (condensate produced)	87,897	190,585
Angronafta (condensate produced)		83,081
Luksor (gas resold)
Naftoimpex (oil produced)		385,542
Agronafta (oil produced)		84,193
Azov oil company (oil produced)		135,215
Ukrgasenergo (oil produced)		263,366
Luksor (gas resold)	125,909
Ukrfinresourse 2004 (gas resold)		262,991
Azov oil company (oil resold)		126,799
Other	191,573	165,589

Total	$2,029,350	$2,767,432

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

27.  SUBSEQUENT EVENTS

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the periods ended September 30, 2008 and 2007.

Management’s key objectives for nine months period of 2008 were:

•	Finish drilling Well #1 of Peremyshlyansk property in Western Ukraine;
•	Transfer Well #3 of Karaikozovsk property to produce from the gas horizon Visean 14;

We believe that these key objectives were achieved during the nine months period of 2008, however Well #3 requires extensive water isolation measures in order to commence commercial production from this Well. Further, Well #1 of Peremyshlyansk property has not been tested as of the date of this report. Our 2008 strategy includes acquiring 2-D seismic for Rogan field and re-testing Well #1 of Rakitnyansk property.

Current Activities

During the nine months of 2008, our production was limited to Wells #2, #3 and #21 of Karaikozovsk lease.  During the period we produced 2,824 BBLS of oil from Well #2 and 323,411 MCF of natural gas from Wells #21, #2 and Well #3. In addition, we produced 1,732 BBLS of condensate from Well #21 and Well #3 during the period.

Results of Operations

Oil and gas production and revenue

	Nine Months Ended September 30,
	2008	2007
	(Unaudited) (in US dollars, except production amounts)
Revenues
Revenue from sales of produced oil	$211,351	$1,409,797
Revenue from sales of resold gas	125,909	262,990
Revenue from sales of produced condensate	163,165	243,764
Revenue from sales of resold oil		126,801
Revenue from sales of produced gas	1,528,925	226,344
Revenue, net	$2,029,350	$2,269,696

Oil sales, bbls
Produced oil	2,814	27,229
Resold oil		2,447
	2,814	29,676

Gas sales, mcf
Produced gas	322,665	73,860
Resold gas		63,000
	322,665	136,860

Condensate sales, bbls
Produced condensate	1,726	4,458

Average daily production
Oil, bopd	10.5	101
Gas, mcfpd	2,000	2,462
Condensate, bopd	6.4	149

Average selling prices
Oil, $/BBL	75.1	51.8
Gas, $/MCF	4.7	3.3
Condensate, $/BBL	94.5	54.7

All sales agreements were short-term in nature, with the extension option by mutual agreement of the parties. Our crude oil and condensate is sold at wellhead while the natural gas is sold at the measuring mode of Bogodukhov-Stepove pipeline. We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the field. We recognize revenue from the sale of gas upon pumping the gas into Bogodukhov-Stepove pipeline. The company did not incur any material transportation expenses.

The crude oil and condensate inventory balances as of September 30, 2008 amounted to 321 and 348 Bbls, respectively.

Operating expense

The $48,392 increase in operating expense from $1,246,430 during the first 9 months of 2007 to $1,294,822 during the first 9 months of 2008 was due to higher production rates and higher well stimulation costs. The above increase was partially compensated by a higher absorption of fixed production overheads resulting from the commencement of gas production.

Exploration

An exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During the periods ended September 30, 2008 and 2007 we incurred $180,415 and $202,931, respectively in exploration expenses. During the 9 months of 2007, the main component of the exploration expense was Well #21 of Karaikozovsk property while during the respective period of 2008 the main component was the seismic and other geological studies of the Company’s Rogan and Peremyshlyansk leases.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting, as described in Note 1 of the Notes to Consolidated Financial Statements. As at the date of this report an independent reserve engineering study is being obtained.

Well #21 costs, oil and gas production equipment and workover costs were the main contributor into the increase in depreciation and depletion expense from $341,663 for the period ended September 30, 2007 to $1,468,736 for the period ended September 30, 2008.

Sales, general and administrative expenses

Sales, general and administrative expenses for the period ended September 30, 2008 increased to $947,460 from $887,055 in the period ended September 30, 2007 mainly due to the increase in payroll and related taxes to $418,445 (2007: $342,778).

Interest expense

Interest expense went down to $349,817 during the period ended September 30, 2008 from $687,095 during the period ended September 30, 2007. The reduction was primarily caused by the retirement of Dutchess Notes in February of 2008.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establish steady production of oil and gas in Ukraine. As at September 30, 2008, the Company had total current assets of $3,148,841 and total current liabilities of $6,666,591, respectively. As at September 30, 2008, the Company had cash balances of $10,245 and a working capital deficit of $3,517,750, respectively.

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

Cash flow

The cash provided by operating activities during the periods ended September 30, 2008 significantly increased to $1,531,225 compared to the outflow of $(9,956) in the same period of 2007. As a result of the higher depreciation, depletion and amortization charged in nine months of 2008 of $1,468,736 as compared to $341,663 during nine months of 2007, we incurred a slightly lower cash loss of ($816,528) in the nine months of 2008 vis-à-vis ($853,329) in the nine months of 2007. The following other key factors contributed into the increase in the operating cashflow: increase in other accounts payable and accruals by $828,913 to $516,861 during 9 months of 2008 from $(312,052) during the same period of 2007, increase in accounts payable and accruals by $692,546 to $1,401,430 during 9 months of 2008 from $708,884 during the same period of 2007 and increase in prepayments for oil and gas of $204,063 during 9 months of 2008 compared to a reduction of $(262,672) during the same period of 2007.

During the nine months ended September 30, 2008 cash provided by financing activities in the amount of $1,173,344 resulted from the proceeds from the private equity financing of 1,698,005 which was partially offset by the repayment of the Dutchess Note.

During the nine months ended September 30, 2008, the Company incurred capital expenditures of $3,038,891 most of which represented drilling costs of Well #1 of Peremyshlyansk property while during the nine months ended September 30, 2007, the capital expenditures amounted to $4,906,852 which represented the drilling costs of Well #21 of Karaikozovsk property, separator, pipeline and other related infrastructure.

Cash Requirements

The Company anticipates it will require approximately $10,000,000 in the remainder of 2008 and 2009 to implement its capital expenditure program for the properties covered by the licenses, construction of infrastructure for Karaikozovsk, Rogan and Rakitnyansk leases, as well as casing and testing of Well#1 on Peremyshlyansk property. The Company believes it will be able to raise these funds through equity, debt and convertible debt financing; however, there is no assurance that such funds will be raised and no certainty as to when such funds may be raised or on what terms.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $2,285,264 during the period ended September 30, 2008, and, as of September 30, 2008, the Company’s current liabilities exceeded its current assets by $3,517,750. Additionally, to fully develop the area covered by the Licenses, the Company needs substantial additional funding.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2007 consolidated financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The prevailing exchange rates as at September 30, 2008 and December 31, 2007 were approximately 1 U.S. dollar to UAH4.8610 and UAH5.0500. For the periods ended September 30, 2008 and 2007, the average exchange rate for 1 U.S. dollar UAH4.9639 and UAH5.0500, respectively.

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

Oil and Gas Reserve Information

As of September 30, 2008, we have not been able to estimate the quantity of proved reserves within the meaning of Rule 4-10(a) of Regulation S-X. The Company has hired independent geologists to review the reserves.

Successful Efforts Method of Accounting

Once we finalize the reserve estimate that is currently underway, we will follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 3 of the Notes to Consolidated Financial Statements. This accounting method has a pervasive effect on our reported financial position and results of operations.

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

This annual report did not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Changes in internal control over financial reporting

The Company’s principal executive officers and principal financial officer have concluded that there were no changes in the Company’s internal controls over the financial reporting or disclosure controls and procedures or in other factors during the last quarter that have materially affected or are reasonably likely to materially affect these controls as of the end of the period covered by this report based on such evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first 9 months of 2008, the Company raised $1,698,005 from private placements of 1,698,005 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933. The proceeds from this offering were used for working capital and general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the nine months ended September 30, 2008

Consolidated Statements of Operations and Comprehensive Loss for the nine months September 30, 2008 and 2007.

Notes to the Consolidated Financial Statements for the periods ended September 30, 2008 and December 31, 2007
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

Sunrise Energy Resources, Inc.

Date: November 14, 2008	/s/ Konstantin Tsirulnikov
Konstantin Tsirulnikov
President and Chief Executive Officer