Form 10-K
period 2008-12-31
SUNRISE ENERGY RESOURCES INC
filed 2009-03-31
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11248

SUNRISE ENERGY RESOURCES, INC.
(Name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

570 7th Avenue
New York, New York	10018
(Address of principal executive office)	(Zip Code)

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
Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $2,372,529

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2009 within past 60 days: $174,660.

As of March 27, 2009, the Registrant had 23,542,337 shares of common stock issued and outstanding, or committed for issuance.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

SUNRISE ENERGY RESOURCES, INC.FORM
10-K
TABLE OF CONTENTS

Part I.

Item 1.	Description of Business	4
Item 2.	Description of Properties	11
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

Part II.

Item 5.	Market for Common Equity and Related Stockholder Matters	15
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7.	Financial Statements and Supplementary Data	24
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 8a.	Controls and Procedures	50

Part III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons	52
Item 10.	Executive Compensation	54
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	55
Item 12.	Certain Relationships and Related Transactions	56
Item 14.	Principal Accountant Fees and Services	57

Part IV.

Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56

Signatures		58

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

COMPANY OVERVIEW

Sunrise Energy Resources, Inc. (“Sunrise” or the “Company”) was incorporated in the State of Delaware on April 1 1991. We are engaged in the development and production of oil and gas properties. Our business activities are presently conducted in Ukraine and we have 8 properties including 3 in Eastern Ukraine and 5 in Western Ukraine. One property out of eight is currently producing. The producing Karaikozovsk block is located in Kharkov Region, Eastern Urkaine. Our activities on the Karaikozovsk block are governed by License number 2489 issued by the Ukrainian State Licensing Agency, on July 2, 2004 for a period of 5 years. The above license is subject to the fulfillment of the license agreement investment terms. In addition to the above mentioned license, in 2004 we were granted License Number 2581 and License Number 2507 for the exploration and development of the Rogan and Rakitnyansk blocks for a period of 5 years.  During 2008 our production was limited to Karaikozovsk field.

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

On March 11, 2009 Sunrise Energy Resources, Inc. received a letter from the Company’s geologists, Netherland, Sewell & Associates, Inc. stating that based on the prices and costs used in the evaluation, which was conducted in accordance with the guidelines of the US Securities and Exchange Commission (SEC), they have determined that there were no proved reserves in Karaikozovsk field as of December 31, 2008. The Company did not have any proved reserves as defined in Rule 4-10(a) of Regulation S-X in the remaining 7 properties. No geological study has been conducted in regard of these properties.

On March 13, 2008, Millington Solutions LLC notified the Company that it did not intend to extend the maturity date of the convertible note CD-1001 as well as the maturity dates of the convertible notes CD-1009, CD-1011 and CD-1013 tranches. Accordingly, in the event, the Company is unable to secure adequate financing to service the redemption of CD-1001 in the amount of $1,211,621 including interest accrued to March 30, 2009, the Company shall be in default on CD-1001.

In the event, the Company is unable to secure adequate financing to service the redemption of the convertible note CD-1001 the Company shall technically be in default on all tranches CD-1001, CD-1009, CD-1011 and CD-1013 which at that time become immediately due for repayment in the total amount of $5,684,837 including capitalized interest as of March 31, 2009.

On March 27, 2009, the Company received a proposal from Millington Solutions LLC to transfer all Company’s assets to Millington Solutions LLC in exchange for the total extinguishment of all liability to Millington Solutions LLC including but not limited to principal and interest accrued under the convertible debenture notes CD-1001, CD-1009, CD-1011 and CD-1013. Millington also agreed to assume all liabilities. Upon deliberation, the management on March 30, 2009 determined to accept the proposal of Millington Solutions LLC for the following key reasons:

•	The Company believed that it exhausted all possible ways to raise external financing to redeem CD-1001 in the first instance and other Millington Notes;
•
All of the Company’s licenses expire in July 2009 and are unlikely to be renewed due to the absence of proved reserves, uncertain prospects and a significant capital infusion required to renew the licenses and further develop them.

Under the proposed transaction structure, the 100% stakes in Esko Pivnich and Pari will be transferred to Millington Solutions LLC in satisfaction of any and all amounts owed to Millington Solutions LLC by the Company. Simultaneously, Millington Solutions LLC will assume and hold the Company harmless of any and all liabilities associated with Esko Pivnich and Pari whether existing prior to the transaction or arising afterwards including without limitation any and all environmental remediation liabilities.

Availability of Reports

Sunrise’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (a) of the Securities Act of 1934 are available from the Securities and Exchange Commission and can be found on the SEC’s website at www.sec.gov and at the Company’s website www.sunriseenergy.us.

Company Properties

Areas

As of December 31, 2008, the Company’s subsidiaries Esko Pivnich and Pari held licenses for the following lease areas listed below:

Lease Area

Subsidiary/Lease	Acres

Esko-Pivnich
Karaikozovsk	32,373
Rakitnyansk	7,908
Rogan	12,850
53,131

Pari
Peremyshlyansk	42,009
Niklovitsk	8,649
Chukvinsk	3,954
Pilipovsk	37,067
Sheremetyevsk	9,291
100,970

Total	154,101

Strategy

We intend to continue evaluating opportunities to settle all outstanding liabilities. If in doing so, it becomes necessary to dispose of all or substantially all of the Company’s assets, we will immediately engage in the search of new merger or acquisition opportunities.

Customers

During 2008 and 2007 the Company produced approximately 3.7MBBLS and 17.6 MBBLS of crude oil net to the Company, respectively. In addition, the Company produced 396 MMCF of natural gas in 2008 and 201MMCF in 2007, as well as 2.1MMBLS and 7.1MBBLS of condensate in 2008 and 2007.  The produced oil & gas and condensate were separated and treated to commercial grade at the Company’s on-site separation and storage facility. Our sales during 2008 and 2007 were mostly to independent oil & gas traders.

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

4.  Our wholly owned subsidiaries are subject to the following payroll related taxes and contributions: Statutory Pension Fund Contribution, Social Insurance Fund Contribution, Unemployment Fund Contribution, and Emergency Insurance Fund Contribution. The current rates applicable to the above contributions to various state funds in 2008 are set out below:

Name	% rate charged on net payroll and payable by the Company	% rate charged on gross payroll and payable by the employee
Statutory Pension Fund	32.3%	2.0%
Social Insurance Fund	2.90%	1.0%
Unemployment Fund	1.60%	0.5%
Emergency Insurance Fund	2.62%	0.5%
Personal Income Tax	—	13.0%
Total payable	39.42%	17.0%

The same rates are projected for 2009.

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

Offices and Employees

The headquarters of Sunrise Energy Resources, Inc. are located in New York City at 570 Seventh Avenue, New York, NY 10018. The Ukrainian offices of Esko Pivnich and Pari are located at the following address: 10a Ryleeva St., Kiev, Ukraine. The Company currently has 50 full time employees, all of which but 3 are located in Ukraine.

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

Market risk

In the event of successful development of additional oil and gas reserves, the marketing of Sunrise’s production of oil and gas from such reserves may be dependent on market fluctuations and the availability of processing and refining facilities and transportation infrastructure, including access to shipping facilities, pipelines and pipeline capacity at economically viable tariffs over which Sunrise may have limited or no control. Pipelines may be inadequately maintained and subject to capacity constraints and tariffs may be increased with little or no notice and without taking into account producer concerns. In addition, EP’s ability to export oil and gas may depend on obtaining licenses and quotas, the granting of which may be at the discretion of the relevant regulatory authorities. There may be delays in obtaining such export licenses and quotas leading to the income receivable by Sunrise from the export of oil and gas being adversely affected

In the event, we complete the transaction with Millington Solutions LLC and transfer all or substantially all of our assets to Millington, we will be come a blank-check company and will begin searching for a viable business opportunity or a viable merger candidate. There is no assurance that such opportunity will materialize and no assurance as to the timing of a merger transaction.

Reliance on strategic relationships

In conducting its business, Sunrise will rely on continuing existing strategic relationships and forming new ones with other entities in the oil and gas industry, such as joint venture partners, joint activity agreement partners, production sharing agreement partners and certain regulatory and governmental departments. There can be no assurance that our existing relationships will continue to be maintained or that new ones will be successfully formed. Until July 2007, Sunrise’s operation of Wells #2 and #3 on Karaikozovsk Lease were subject to a joint activity agreement with Okhtyrkanaftogaz, a subsidiary of the state-controlled Ukrnafta. After July 2007, the above joint activity agreement was terminated and superceded by a well lease agreement.

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

While the UAH/USD exchange rate stayed flat at UAH5.05 to $1 for almost 6 years prior to 2008, during the second half of 2008, the Ukrainian hryvna weakened to UAH7.70 to $1 which is equivalent to 34% devaluation. Due to Ukraine’s political and economic turmoil, the exchange rate is expected to fluctuate broadly in the near future while maintaining a general devaluation trend.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2008, the Company issued 1,837,655 shares to purchasers outside the United States in consideration of the net proceeds of $1,837,655. The sale of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the purchaser had full information concerning the business and affairs of Registrant and all certificates issued bear appropriate restrictive legends. No underwriter was involved in the transaction.

Amendments to Articles of Incorporation or Bylaws; Change in Name

As described in Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, the Company amended and restated its Certificate of Incorporation effective October 1, 2004. A copy of the Amended and Restated Certificate of Incorporation was filed as an exhibit to the Form 10-QSB.

The Amended and Restated Certificate of Incorporation increased the Company’s authorized Capital from 10,000,000 shares of $1.00 par value common stock to 77,500,000 million shares, par value $0.001, of which up to 2,500,000 shares may be designated as preferred shares, par value $0.001. In addition, the name of the Company was changed from Sunrise Energy Services, Inc. to Sunrise Energy Resources, Inc.

ITEM  2. DESCRIPTION OF PROPERTY

Our facilities consist of leased offices in New York City and Kiev, Ukraine, as well as some production properties on the territory of Ukraine. Our executive office in New York is located at 570 7th Avenue, Suite 800, New York, NY 10018, and consists of office space obtained under a sub-lease arrangement with New York Dental Meeting Inc.

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

Esko Pivnich - During 2004 EP received geological and exploration license agreements to develop the Karaikozovsk, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

		Amount	Amount	Remaining
	Period	To be invested	invested	Investment
Rogan field	2005-2009	$1,916,883	$935,747	$981,136
Rakitnyansk field	2005-2009	2,583,117	565,357	2,017,760
Karaikozovsk field	2005-2009	2,781,818	6,536,988	-
Total		$7,281,818	$8,038,092	$2,998,896

The amounts mandatory for investment are denominated in UAH and have been translated using the prevailing exchange rates as at December 31, 2008.

Pari - During 2004 Pari received geological and exploration license agreements to develop the Peremishlyansk, Chukvinsk, Scheremetivsk, Niklovitsks and Pilipivsk fields. The following amounts of investments are to be incurred under the terms of those agreements:

		Amount	Amount	Remaining
	Period	To be invested	Invested	Investment

Peremishlyansk field	2004-2009	$1,532,468	$3,130,156	$-
Chukvinsk field	2004-2009	1,012,987	3,788	1,009,199
Scheremetivsk field	2004-2009	467,533	-	467,533
Niklovitsk field	2004-2009	389,610	11,661	377,949
Pilipivsk field	2004-2009	311,689	-	311,689
Total		$3,714,287	3,145,605	2,166,370
The amounts mandatory for investment are denominated in UAH and have been translated using the prevailing exchange rates as at December 31, 2008.

Productive Wells

As at December 31, 2008, the Company had the following number of productive wells and wells in progress.

Property	Karaikozovsk	Rogan	Rakitnyansk	Peremysh-	Total
				lyansk
Gross Basis

Oil
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	-	-

Gas
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	1	1

Natural Gas Liquids
Productive Wells	1	-	-	-	1
Wells in Progress	-	-	-	-	-

Net basis

Oil
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	-	-

Gas
Productive Wells	3	-	-	-	3
Wells in Progress	-	-	-	1	1

Natural Gas Liquids
Productive Wells	1	-	-	-	1
Wells in Progress	-	-	-	-	-

Note: In accordance with the Joint Activity Agreement # 35/970-SD dated August 19, 2004 Esko-Pivnich had 80% working interest in Wells #2 and #3 of Karaikozovsk lease. Effective as of July 31, 2007, the Joint Activity Agreement was terminated and superceded by a lease agreement.

Overview of Regional Geology

Karaikozovsk field

The Company’s most explored and developed reserves are currently located in the Karaikozovsk lease. All of Sunrise’s production activities during 2008 were conducted on the above lease. The Karaikozovsk lease is located close to the northern border of the Dnieper-Donetsk depression. The structure was discovered in 1957-1958 when the exploration drilling and mapping of the area was conducted. Additional geophysical studies of the area were conducted in 1963 which covered Mesozoic, Permian and Upper Carboniferous horizons while in 1971 Middle and Lower Carboniferous horizons were explored. As a result of the detailed seismic studies conducted in 1972-1973, the area was prepared for exploration drilling, which began in 1976. In 1981 Well #2 was drilled and tested on the Serpukhovian deposits at the producing horizons of S-5, S-5a at the depth interval of 4981-5196 m (approximately 16,400 ft). These tests resulted in a flow rate of 75 cu.m/day (approximately 430 barrels per day), using 10mm choke. In 1982 the field was recorded on the state balance.

The total number of wells drilled in the area included: 12 wildcats and prospecting wells of which two proved commercially viable. The rocks carbonate-terrigenous thickness was uncovered from Quaternary to Lower Carboniferous (Visean stage).

The tectonic fault divides Karaikozovsk lease into two blocks: Karaikozovsk and Lubivsk block.

Proved reserves

On March 11, 2009 we received a letter from the Company’s geologists, Netherland, Sewell & Associates, Inc. stating that based on the prices and costs used in the evaluation, which was conducted in accordance with the guidelines of the US Securities and Exchange Commission (SEC), they have determined that there were no proved reserves in Karaikozovsk field as of December 31, 2008. Based on the SEC guidelines and requirements for proving reserves, the Company has no reserves or production in the remaining 7 properties.

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

We are not aware of any material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or, to the best of our knowledge, any registered or beneficial shareholders are involved or have a material interest against us in a matter concerning Sunrise or our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2008. The only matter submitted to a vote of our security holders during the year ended December 31, 2004, was a proposal for the Amendment and Restatement of the Company’s Certificate of Incorporation, which was approved by a written consent of holders holding a total of more than 90% of the outstanding shares. The Amended and Restated Certificate of Incorporations became effective September 30, 2004.

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

The following quotations reflect the high and low daily closing prices for our common stock obtained from Quotestream for the periods indicated below are as follows:

OTC Bulletin Board

Quarter ended	High	Low

March 31, 2008	$1.15	$1.10

June 30, 2008	$1.15	$1.01

September 30, 2008	$1.01	$0.08

December 31, 2008	$0.08	$0.08

Computershare Trust Company Inc., located at 350 Indiana Street Suite 800 Golden Colorado 80401 (Tel 303-262-0600 Fax 303-262-0700) is the registrar and transfer agent for our common shares.

As of March 30, 2009, we had 23,542,337 shares of common stock outstanding or committed for issuance, and approximately 1,250 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

On March 11, 2009 we received a letter from the Company’s geologists, Netherland, Sewell & Associates, Inc. stating that based on the prices and costs used in the evaluation, which was conducted in accordance with the guidelines of the US Securities and Exchange Commission (SEC), they have determined that there were no proved reserves in Karaikozovsk field as of December 31, 2008. Based on the SEC guidelines and requirements for proving reserves, the Company has no reserves or production in the remaining 7 properties.

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

Exposure to foreign exchange rate fluctuations

With the majority of our operations being located in Ukraine, all of our revenues and the majority of our expenses are denominated in Ukrainian hryvnas. We currently do not and do not plan in the near future to hedge our exposure to changing foreign exchange rates. Any unfavorable changes in the applicable foreign exchange rates may have a material effect on our financials and performance.

While the UAH/USD exchange rate stayed flat at UAH5.05 to $1 for almost 6 years prior to 2008, during the second half of 2008, the Ukrainian hryvna weakened to UAH7.70 to $1 which is equivalent to 34% devaluation. Due to Ukraine’s political and economic turmoil, the exchange rate is expected to fluctuate broadly in the near future while maintaining a general devaluation trend.

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

Discussion and Analysis of Financial Condition

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the years ended December 31, 2008 and 2007.

Management’s key objectives for 2008 were:

o Acquire a 3-D seismic of Karaikozovsk lease;
o Transfer Well #3 of Karaikozovsk lease to produce from V-14 gas horizon;
o Deepen Well #14 on Karaikozovsk lease and sidetrack the salt dome;
o Approach completion of Well #1 of Peremyshlyank field;
o Commence geological and research works on Rogan and Rakitnyansk properties;

Except transferring Well #3 of Karaikozovsk property to produce from a gas horizon and performing limited work at the Company’s Rogan and Rakitnyansk properties, other key management objectives were not attained as a result of the inability to raise sufficient funding.

Current Activities

During 2008, our production was limited to Wells #2, #3 and #21 of Karaikozovsk lease.  During the year we produced 3.7 MBBLS of oil from Well #2. During the year we also produced 76.2 MMCF of natural gas from Well #3 and 320.4 MMCF of natural gas from Well #21. In addition, during the year we produced 0.2 MBBLS and 1.9 MBBLS of condensate from Wells #3 and #21.

As at December 31, 2008, the Company completed drilling approximately 95% of exploration Well #1 of Peremyshlyank lease in Western Ukraine. The Company lacked sufficient funds to drill the well to the projected depth, test the well and complete it.  Because the well has not been completed and therefore geological evaluation cannot be performed in accordance with SEC guidelines, the costs associated with drilling this well are classified as drilling in progress.   If ultimate evaluation determines there are no proved reserves, these costs will be expensed.

Results of Operations

Oil and gas production and revenue

During the year ended December 31, 2008, Esko Pivnich had net production of 3,687 barrels (“BBLS”) of crude oil, 396,604 thousands of cubic feet (“MCF”) of natural gas, and 2,090 barrels (“BBLS”) of condensate respectively. As at December 31, 2008 the Company carried inventory of oil of 283 BBLS and 368 BBLS of condensate while as at December 31, 2007 the Company had the inventory of 103 BBLS of oil and 635 BBLS of condensate.

We recognize revenue from the sale of oil and condensate when the purchaser takes delivery of the oil at the field. The revenue from the sale of natural gas is recognized at the metering node installed at the point of connection of the Bogodukhov-Stepove gas pipeline with the gas flow line from the storage and separation facility at Karaikozovsk lease.

During the year ended December 31, 2008 the Company sold 3,405 BBLS of its internally produced crude oil at an average price of $72.70 per BBL translating into net revenues from sales of internally produced oil of $247,535. In addition, the Company sold 395,505 MCF of gas at an average price of $4.63/MCF translating into net revenues from sales of produced gas of $1,832,862. Also, the Company generated $173,480 from the sales of 2,351 BBLS of produced condensate at an average price of $73.79.

Efffective from August 1, 2007, the Company had 100% working interest in Karaikozovsk lease but had to pay Okhtyrkanaftogaz a monthly rental fee equivalent to $18,495 for the usage of Wells #2 and #3 of Karaikozovsk property. The Company has 100% working interest and does not have to pay any rental fees with respect to Well #21 of Karaikozovsk field since the Company financed 100% of Well #21 drilling costs.

All sales agreements were short-term in nature. The above agreements can be extended subject to the consent of the parties. Our crude oil and natural gas liquids are sold on the ex-works basis and natural gas is sold at the pipeline measuring node. Therefore, the company does not normally incur significant transportation expenses.

Production Costs

Provided below is the analysis of the average selling prices and production costs during 2006-2008 period presented on the net basis.

For the years	12/31/2008	12/31/2007	12/31/2006
Ended

Production[1]
Oil, BBLS	3,687	17,577	29,494
Natural Gas Liquids, BBLS	2,090	7,068	-
Natural Gas, MCF	396,604	201,414	21,377
Barrels of Oil Equivalent, BOE[3]	71,878	58,213	33,057

Average sales price
Oil, $/BBL	72.70	51.78	55.14
Natural Gas Liquids, BBLS	73.79	54.70
Natural Gas, $/MCF	4.63	3.06	1.36

Average oil and natural gas cost of production, $/BOE[2]	21.76	26.36	24.03

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

Operating income

The average sales prices rose in 2008 from their 2007 levels in sync with the global energy boom experienced in second and third quarter of 2008. This effect was not lasting. When the boom was followed by a slump in late 2008 the Company’s sales prices also went down from their highs to $30.20 per barrel for crude oil, $39.95 per barrel of condensate and $4.12 per MCF of natural gas in December 2008.

The reduction in the average production costs from $26.36/BOE in 2007 down to $21.76/BOE in 2008 was mainly caused by the streamlining of the Company’s operations and the management’s cost cutting programs as well as a higher absorption of fixed production overheads resulting from the higher production.

Exploration and development

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting. During 2008 and 2007, we incurred $342,484 and $285,397 in exploration and development expenses, respectively.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated using the useful life of assets method.

The depreciation of Well #21 drilling and in-ground infrastructure costs in the amount of $1,600,000 was the largest contributor into the total depreciation charge for 2008 in the amount of $1,909,821.

Sales, general and administrative expenses

Sales, general and administrative expenses in 2008 went down to $1,193,607 from $1,492,790 in 2007. The reduction was mainly caused by smaller Other Professional Expenses that went down from $346,386 in 2007 to $139,125 in 2008 and Miscellaneous Expenses that went down from $308,826 in 2007 to $51,830 in 2008.

Interest expense

Interest expense went down from $919,498 in 2007 to $522,584 in 2008 as a result of the lower amount of debt in the Company’s capital structure. The main contributor to the reduction was the extinguishment of the Dutchess Note in February 2008.

Impairment Loss

Based on the geologists’ report stating that the Company had no proved reserves in Karaikozovsk lease as of December 31, 2008, in accordance with SFAS 144, we recognized the impairment loss in the amount of $3,519,704. The impairment loss was computed as the difference between the carrying value of the assets and their estimated realizable value.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while Esko Pivnich and Pari establish steady production of hydrocarbons in Ukraine. As at December 31, 2008 the Company had total current assets of $2,038,656 and total current liabilities of $10,984,513. As at December 31, 2008, the Company had cash balances of $43,396 and a working capital deficit of $8,945,857.

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

Cash flow

Cash (used)/provided by operating activities for the years ended December 31, 2008 and 2007 amounted to $1,150,443 and $(848,262), respectively. The increase in operating cashflow by $1,998,705 was primarily caused by a larger decrease in other accounts receivable of $606,091 (2007: decrease of $23,311), a decrease in taxes receivable of $273,077 in 2008 (2007: increase of $705,554), and a smaller reduction in taxes payable of $152,687 (2007:$513,839).

During 2008 and 2007, the Company invested in fixed assets a total amount of $3,698,730 and $4,761,141, respectively, which were financed by private equity placements, convertible debentures placements and promissory notes.

Cash Requirements

The Company anticipates it will require around $6 million to service the principal and interest payments on the Company’s liabilities including the principal and the accrued interest on the Millington Solutions LLC convertible debentures facility in the amount of $5,684,837 and pay the on-going maintenance expenses. Because the Company has been unable to obtain additional capital to fund these requirements, the Company has agreed to transfer 100% stakes in Esko Pivnich and Pari containing substantially all assets of the Company to Millington Solutions LLC in settlement of all amounts owed to the latter.

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

The prevailing exchange rate at December 31, 2008 was approximately 1 U.S. dollar to 7.70 Ukrainian Hrivnas from 1 U.S. dollar to 5.05 Ukrainian Hrivnas at December 31, 2008. For the years ended December 31, 2008 and 2007, the average exchange rates to 1 U.S. dollar were approximately 5.267 and 5.05 Ukrainian Hrivnas, respectively.

While the UAH/USD exchange rate stayed flat at UAH5.05 to $1 for almost 6 years prior to 2008, during the second half of 2008, the Ukrainian hryvna weakened to UAH7.70 to $1 which is equivalent to 34% devaluation. Due to Ukraine’s political and economic turmoil, the exchange rate is expected to fluctuate wildly in the near future while continuing on the devaluation trend.

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

Oil and Gas Reserve Information

On March 11, 2009 we received a letter from the Company’s geologists, Netherland, Sewell & Associates, Inc. stating that based on the prices and costs used in the evaluation, which was conducted in accordance with the guidelines of the US Securities and Exchange Commission (SEC), they have determined that there were no proved reserves in Karaikozovsk field as of December 31, 2008. At present, the Company does not have proved reserves as defined in Rule 4-10(a) of Regulation S-X for the remaining 7 properties.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $6,449,398 during the year ended December 31, 2008, and, as of December 31, 2008, the Company’s current liabilities exceeded its current assets by $8,945,857. Additionally, to fully develop the area covered by the Company’s licenses, the Company needs substantial additional funding.

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

•
During 2009, the Company needs to raise approximately $6 million to repay the Millington Notes. If the Company fails to raise the above amount it will explore alternative opportunities of settling the Millington Notes. Such alternative opportunities may include sale of some or all of the Company’s assets.

•
Subject to a successful resolution of the Millington situation, the Company plans to continue to raise additional capital in the equity markets as significant source of funding the development of the Licenses.

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2008 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, John A. Braden & Co., P.C. on the consolidated financial statements of Sunrise Energy Resources, Inc., and its subsidiaries (the “Company”) for the year ended December 31, 2008 is included herein immediately preceding the audited consolidated financial statements for the respective periods.

*Former name of Sunrise Energy Resources, Inc. as filed in information statement on from 14f-1 on January 3, 2005, pursuant to Section 14fc of the Act reporting the Company’s plan to complete the acquisition and modify the control of the Company and the make up of the Board of Directors.

SUNRISE ENERGY RESOURCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF SUNRISE ENERGY RESOURCES, INC AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Sunrise Energy Resources, Inc. and Subsidiaries (“the Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Energy Resources, Inc and Subsidiaries at December 31, 2008, and the related consolidated results of their operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $6,449,398 during the year ended December 31, 2008, and, as of December 31, 2008, the Company’s current liabilities exceeded its current assets by $8,945,857. These factors, among others, including the Company’s ability to develop the properties for which the Company has licenses, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John A. Braden & Company, P.C.

Houston, Texas
March 30, 2009

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

December 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$43,396
Accounts receivable – related party	120,095
Other accounts receivable and prepayments	384,637
Inventories	28,486
Taxes receivable	1,462,042
Total current assets	2,038,656

NONCURRENT ASSETS
Property, plant and equipment, net	189,614
Drilling in process	4,953,041
Lease/concession acquisition cost of Pari	53,857
Long-term financial investments	2,303
Deferred tax asset	53,843

TOTAL ASSETS	$7,291,314

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$137,595
Accounts payable – related party	2,751,568
Taxes payable	278,144
Short term notes payable	5,987,408
Other accounts payable and accruals	864,878
Other accounts payable - related party	275,091
Prepayments for oil and gas	298,632
Interest payable	239,886
Interest payable – related party	139,508
Profit interest payable	11,802

Total current liabilities	10,984,512

Long-term payable – related party	1,205,900

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 23,542,337 issued and outstanding	23,542
Additional Paid-in-Capital	6,479,170
Retained earnings (Accumulated deficit)	(9,972,957)
Accumulated other comprehensive income – foreign currency	(1,428,853)
Total stockholders' equity (deficit)	(4,899,098)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,291,314

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in US Dollars except share amounts)

	For the years ended December 31
	2008	2007
REVENUES
Produced oil & gas	$2,253,866	$2,377,642
Purchased oil & gas	118,663	389,790

	2,372,529	2,767,432

COST OF SALES	(177,172)	(354,524)

	2,195,357	2,412,908

Operating expenses	(1,564,073)	(1,713,658)
Depreciation and depletion expenses	(1,909,821)	(697,173)
Other operating income (expense)	97,270	(11,241)
Sales, general and administrative expenses	(1,193,607)	(1,492,790)

OPERATING INCOME (LOSS)	(2,374,874)	(1,501,954)

OTHER INCOME (EXPENSE)
Interest income		758
Interest expense	(522,584)	(919,498)
Production sharing agreement working interest expense		(40,109)
Foreign exchange (loss) gain	(5,951)	(26,011)
Loss on disposal of fixed assets		(74,875)
Gain from reversal of accrued VAT liability		598,324
Other income (expense), net	(32,275)

(LOSS) INCOME BEFORE TAX AND EXTRAORDINARY ITEMS	(2,935,683)	(1,963,365)

LOSS ON IMPAIRMENT OF ASSETS	(3,519,704)

INCOME TAX	5,990	(39,452)

NET LOSS	(6,449,398)	(2,002,817)

Other comprehensive loss
Foreign currency translation loss	(1,396,661)	-

COMPREHENSIVE LOSS	$(7,846,059)	$(2,002,817)

BASIC LOSS (EARNINGS) PER SHARE	$(0.35)	$(0.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,623,335	18,894,350

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)

				Retained	Accumulated	Total
	Common		Additional	Earnings	Other	Stockholder's
	Stock		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit)	(Loss)	(Capital Deficit)
BALANCE, DECEMBER 31, 2006	17,161,014	17,161	80,824	(1,520,742)	(32,192)	(1,454,949)

Private placement of shares	4,493,668	4,494	4,435,079			4,439,573
Shares issued for services	50,000	50	127,450			127,500
Net loss for the year				(2,002,817)		(2,002,817)

BALANCE, DECEMBER 31, 2007	21,704,682	$21,705	$4,643,353	$(3,523,559)	$ (32,192)	$1,109,307

Private placement of shares	1,837,655	1,837	1,835,817			1,837,654
Net loss for the year				(6,449,398)		(6,449,398)
Comprehensive loss for the year					(1,396,661)	(1,396,661)

BALANCE, DECEMBER 31, 2008	23,542,337	$23,542	$6,479,170	$(9,972,957)	$(1,428,853)	$(4,899,098)

The accompanying notes are an integral part of the consolidated financial statements.

SUNRISE ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(Expressed in US Dollars)

	For the years ended December 31
	2008	2007
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(6,449,398)	$(2,002,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	1,909,821	697,173
Loss on impairment of assets	3,519,704
Provision for doubtful accounts		-
Deferred tax (gain) expense	21,935	(3,360)
Net accrued interest	75,233	413,515
Ammortization of shares issued for services		127,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	45,396	-
(Increase) in other accounts receivable and prepayments	606,901	23,311
(Increase) decrease in inventories	10,063	302,465
(Increase) decrease in taxes receivable	273,077	(705,554)
Increase (decrease) in accounts payable	810,509	1,076,650
Increase (decrease) in taxes payable	(152,687)	(513,839)
Increase (decrease) in other accounts payable and accruals	99,179	(509,718)
Increase (decrease) in prepayments for oil and gas	(113,596)	(160,746)
Increase in interest payable	494,306	407,159
	1,150,443	(848,261)

CASH PROVIDED BY FINANCING ACTIVITIES:
Short term notes issued		2,523,103
Short term notes repaid	(558,257)	(2,140,683)
Long term loans received		-
Proceeds from share issuance	1,837,655	4,439,573
Short terms loans paid		-
Long term notes issued		856,200
Long term notes repaid		(186,000)
	1,279,398	5,492,193

CASH USED IN INVESTING ACTIVITES:
Purchase of property, plant and equipment	(3,698,730)	(4,761,141)
Long term investment purchased		(74,022)
Cash inflow on the acquisition		-
	(3,698,730)	(4,835,163)

Effect of exchange rate changes	1,300,370

INCREASE (DECREASE) IN CASH:	31,481	(191,231)
CASH, at the beginning of the period	11,915	203,146

CASH, at the end of the period	$43,396	$11,915

INCOME TAX PAID	$146,697	$45,945
INTEREST PAID IN CASH	$-	$316,798

Non-cash investing and financing transactions:
Issuance of common stock to Dutchess Private Equity Fund for placement agency services	$-	$127,500
Issuance of promissory Note as payment for services to MI SWACO	$-	$237,677

The accompanying notes are an integral part of the consolidated financial statements.

1.  NATURE OF BUSINESS

All operating activities of Sunrise Energy Resources Inc. are conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari  (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC). Esko Pivnich and Pari are engaged in oil and gas exploration and development in the country of Ukraine. During 2008 the Company’s revenues were derived exclusively from Esko Pivnich’s activities on Karaikozovsk lease in Eastern Ukraine where the Company was producing from 3 wells internally labeled #2, #3 and #21.  Well #21 of Karaikozovsk property was put into production on September 1, 2007.

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

Sunrise Energy Resources Inc. currently has its headquarters at the following address: 570 Seventh Avenue, Suite 800, New York, New York 10018.

Esko Pivnich and Pari conduct their operations from a Kiev office located at the following address: 10a Rileeva St., Kiev, Ukraine.

At December 31, 2008 the company employed 50 people.

2.  PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation – These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going concern — The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $6,449,398 during the year ended December 31, 2008, and the Company’s current liabilities exceeded its current assets by $8,945,857.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis by raising additional funds in equity markets. At the present time the Company does not believe it will be able to obtain additional funding. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The prevailing exchange rate at December 31, 2008 was approximately 1 U.S. dollar to 7.70 Ukrainian Hrivnas from 1 U.S. dollar to 5.05 Ukrainian Hrivnas . During the years ended December 31, 2008 and 2007, the foreign exchange rate was at 5.267 and 5.05 Ukrainian Hryvnas to 1 U.S. dollar respectively.

While the UAH/USD exchange rate stayed flat at UAH5.05 to $1 for almost 6 years prior to 2008, during the second half of 2008, the Ukrainian hryvna weakened to UAH7.70 to $1 which is equivalent to 34% devaluation. Due to Ukraine’s political and economic turmoil, the exchange rate is expected to fluctuate wildly in the near future while continuing on the devaluation trend.

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

During 2008 the Company had revenues from the sale of petroleum products produced from Karaikozovsk lease (Note 4 and Note 23) and from products purchased from third parties. On March 11, 2009 we received a letter from the Company’s geologists, Netherland, Sewell & Associates, Inc. stating that based on the prices and costs used in the evaluation, which was conducted in accordance with the guidelines of the US Securities and Exchange Commission (SEC), they have determined that there were no proved reserves in Karaikozovsk field as of December 31, 2008.

Property, Plant and Equipment – As of the date of the financial statements, most assets capitalized are directly related to drilling costs, above ground storage, distribution and production facilities. The Company has adopted the policy of accounting for oil and gas properties using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when a well is determined non-productive. Other exploratory expenditures, including geological and geophysical costs are expensed as incurred. Depreciation, depletion and amortization of capitalized costs is calculated based on useful economic life of the resulting assets. Capitalized Lease/Concession acquisition costs are depreciated over the life of the related drilling rights.

Production and related overhead costs are expensed as incurred. Depreciation of assets not directly associated with oil production and certain workover costs on properties has been calculated on a straight-line basis over the economic lives of such assets, estimated to be in the following ranges:

Property and Equipment	2 years
Well #21drilling costs, casing and tubing	Over the remaining life of the exploration license (expires on June 30, 2009)
Other Oil&Gas Equipment	10-12 years
Storage tanks	10 years
Above ground pipelines and flowlines	20 years
Office Equipment	5 years
Computer Equipment	3 years

The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in the income statement.

In accordance with SFAS 144, we test our long-lived assets for impairment by comparing the carrying value of the assets with the undiscounted expected cashflows from the investments. In the event, the aggregate undiscounted expected cashflows from the investments are below the carrying value of the above investments, the unamortized costs of such fixed assets will be reduced to their fair value. Simultaneously, we will recognize the impairment loss as the amount by which the fair value of the investments exceeds their carrying value. Based on the geologists’ report stating that the Company had no proved reserves in Karaikozovsk lease as of December 31, 2008, in accordance with SFAS 144, we recognized the impairment loss in the amount of $3,519,704. The impairment loss was computed as the difference between the carrying value of the assets and their estimated realizable value. According to the management estimates, the net realizable value of drilling and completion costs as well as capitalized well workovers and repairs was close to Nil while the value of the above ground infrastructure and facilities was assumed to be 10% of their carrying value which approximated the scrap value of these assets. As at December 31, 2008, the Construction-in-Progress balance of $4,953,041 represented Well #1 of Peremyshlyansk property in Western Ukraine. At the time of this report, the well was 95% finished in terms of drilling but was not tested or completed. Because of the inability to obtain funding, the Company has been unable to complete this well. No impairment loss was recognized in regard of this well.

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

Cash and Cash Equivalents – Cash include petty cash and cash held in checking bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2008 consisted mainly of the UAH and USD denominated current accounts.

Loans and Other Borrowings – All loans and borrowings are recorded at the proceeds received, net of direct issue costs.

Borrowing Costs – Borrowing costs are recognized as an expense in the period in which they are incurred.

Trade and Other Payables – Liabilities for trade and other amounts payable are stated at their nominal value.

Value added tax on purchases and sales – Output Value Added Tax (VAT) related to sales is payable to tax authorities upon collection of receivables from customers. VAT paid on purchases can be offset against VAT collected on sales and payable to the state. In the event the resulting net amount is a liability, it is payable to the state. Conversely, in the event the net VAT balance is an asset it may be carried on the Company’s balance sheet (“Deferred VAT”) to be offset against VAT liability arising in future periods. In case a provision for bad and doubtful receivables has been accrued in relation to accounts deemed to be uncollectible, the resulting bad debt expense is recognized for the invoice value gross of including VAT. The arising VAT deferred liability is maintained until the account is settled or until the account is written off. Ultimate realization of VAT assets is dependent on the Company’s continuation and future sales against which VAT assets can be offset.   In addition, realization is dependent on taxing authorities approving and funding refunds.

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

Segment Reporting – The Company’s business operations are located in the Ukraine and include exploration and production of hydrocarbons. Therefore, the Company’s business activities are subject to the same risks and returns and are addressed in the consolidated financial statements of the Company as one segment.

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

5.  ACCOUNTS RECEIVABLE (RELATED PARTY)

Accounts receivable as of December 31, 2008, consisted of the following:

12/31/2008

CJSC Infox, related party	$120,095
Total	$120,095

Accounts receivable as of December 31, 2008 consisted of $120,095 receivable from CJSC Infox, a related party that resulted from several crude oil shipments which took place in 2004 and 2003. No provision for bad debts has been recorded for these accounts.  Management of the Company believes that the outstanding amount will be settled in full during 2009 or offset against $2,751,568 owed to CJSC Infox (Note 12).

6.  OTHER ACCOUNTS RECEIVABLE AND PREPAYMENTS

Other accounts receivable and prepayments made as of December 31, 2008 were as follows:

12/31/2008

Vixen JLM	$84,406
Naftogasservice	19,523
SDCH	96,400
Georesource	38,961
Ukrfinresource2004	55,019
Svako	38,083
Other	52,245

Other accounts receivable and prepayments, net of provision for doubtful accounts of $29,870	$384,637

The amount due from SDCH related to excess production tubing sold to the above company. The advance paid to Vixen JLM relates to a prepayment for well casings. The amount due from Vixen went down from $128,699 as at 12/31/2007 to $84,406 as at 12/31/2008.

7.  INVENTORIES

Inventories as at December 31, 2008 consisted of the following:

12/31/2008

Crude oil and condensate – at cost	$28,486
-
Total	$28,486

Inventories as at December 31, 2008 were represented by the balances of crude oil produced internally in the amount of 283 BBLS and condensate in the amount 368BBLS.

8.  TAXES RECEIVABLE

Taxes receivable as of December 31, 2008 consisted of the following:

12/31/2008

VAT receivable	$1,165,064
Other tax prepaid	296,978
Total	$1,462,042

Taxes receivable balance as of December 31, 2008 is comprised of VAT receivable and other advance tax payments. VAT receivable was discounted at 15% annual rate based on average six months turnover period. Relatively high receivables balances result from high VAT paid on capital expenditures. The VAT receivable is recognized as an asset and is netted off against VAT liability to the state budget. The VAT liability arises when the Company sells its products and receives payment from its customers together with VAT levied on sales. Due to limited sales made by the Company there is no assurance that the above asset will be realized in full. No allowance for the future uncertainty of realization has been made. The above asset is carried on the balance sheets of the Company’s subsidiaries Esko Pivnich and Pari. In the event, the Company completes the sale of its assets to Millington Solutions LLC in lieu of settlement of the Millington Notes (Note 18) through the transfer of 100% stakes in Esko Pivnich and Pari, the above asset will be transferred along with other assets and liabilities held by the subsidiaries and will be classified as discontinued operations (Note 25).

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as at December 31, 2008 consisted of the following:

12/31/2008

Gathering, separation and storage facilities	165,909
Other above-ground infrastructure	45,662
Drilling in process	4,953,041
Office equipment	34,295

5,198,907

Accumulated Depreciation and Depletion	(56,252)
Net Book Value	5,142,655

As at December 31, 2008, the Construction-in-Progress balance of $4,953,041 represented Well #1 of Peremyshlyansk property in Western Ukraine. At the time of this report, the Well was 95% finished in terms of drilling but was not tested or completed.Because of the inability to obtain funding, the Company has been unable to complete this well.  Upon completion, a determination of reserves will be made and if reserves are not determined to be sufficient, these costs will be expensed.   In the event, our assets transfer to Millington Solutions LLC is completed, the Company believes that the salvage value of equipment and other assets remaining at Esko Pivnich and Pari will be sufficient to cover the costs of retiring the assets including any environmental remediation.

Based on the geologists’ report stating that the Company had no proved reserves in Karaikozovsk lease as of December 31, 2008, in accordance with SFAS 144, we recognized the impairment loss in the amount of $3,519,704. The impairment loss was computed as the difference between the carrying value of the assets and their estimated realizable value. According to the management estimates, the net realizable value of drilling and completion costs as well as capitalized well workovers and repairs was close to Nil while the value of the above ground infrastructure and facilities was assumed to be 10% of their carrying value which approximated the scrap value of these assets.

			Effect of	Estimated
	Carrying		exchange rate	Realizable
Karaikozovsk assets as at 12/31/08	Amount	Impairment Loss	Changes	Value

Drilling and completion costs	$605,387	$(885,034)	$279,647	$-
Capitalized well workovers and repairs	175,987	(257,281)	81,294	-
Gathering, separation and storage facilities	1,506,390	(1,982,017)	626,266	150,639
Other above ground infrastructure	300,945	(395,373)	124,928	30,049

Total	$2,588,258	$(3,519,704)	$1,112,135	$180,689

10.  LONG-TERM FINANCIAL INVESTMENT

As at December 31, 2008, long-term investments consisted of $2,303 that represented 10 common shares of JSC “Ukrneft” at par value of 0.25 UAH accounted for at cost, which approximates their fair market value.

11.  INCOME TAX

The Company’s provision for income tax for the year ended December 31, 2008 was as follows:

12/31/2008

Current tax	$15,944
Deferred tax (gain)	(21,934)
Total income tax expense (benefit)	$(5,990)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the year in the Company’s deferred tax position was as follows:

12/31/2008

Net asset at the beginning of the period	$75,777
Charged to income for the period	(21,934)
Net asset at the end of the period	$53,843

The tax effect of the major temporary differences that give rise to the deferred tax assets as at December 31, 2008 is presented below:

12/31/2008

Temporary differences that give rise to deferred tax assets

Provision for doubtful receivables	$(29,870)
Valuation of VAT receivable	(84,158)
Low value items written off	(3,035)
Difference in depreciable value of property, plant and equipment due to expensing in prior period allowed by Ukrainian law	170,906
Total	$53,843

The deferred tax assets as at December 31, 2008, calculated at effective Ukrainian income tax rate of 25%, consist of the following:

12/31/2008

Deferred tax assets

Provision for doubtful receivables	$(7,468)
Valuation of VAT receivable	(21,040)
Low value items written off	(759)
Difference in depreciable value of property, plant and equipment due to expensing in prior period under Ukrainian law	42,728
Total	$13,461

The taxation charge for the year is different from that which would be obtained by applying the Ukrainian statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 25% to the actual benefit recorded in the Company’s income statement:

12/31/2008

(Loss) before income tax and minority interest	$(2,935,683)
Theoretical income tax benefit at statutory rate of 25%	(733,921)
Adjustments due to:

Tax effect of expenses that are not deductible in determining taxable profit	727,931

Income tax (benefit)	$(5,990)

As of December 31, 2008 the Company had no loss carry forward for Ukrainian statutory income tax purposes. For United States income tax purposes, the Company has a net operating loss carry forward of $2,772,958 which expires in 2028. As a result, the company has a deferred tax asset of $942,806 which is fully reserved because of the uncertainty of realization.

12.  ACCOUNTS PAYABLE

Accounts payable as of December 31, 2008 consisted of the following:

12/31/2008

Accounts payable	$137,595

CJSC Infox, related party	2,751,568
Total	$2,889,163

Third parties accounts payable balances as of December 31, 2008 were comprised of payable to Okhtirkaneftegas   for services.

The amount of $2,751,568 payable to the related party, CJSC Infox, as of December 31, 2008, is related to well drilling and repair services, provided to EP by third party service companies and paid by CJSC Infox on behalf of the Company.

13.  TAXES PAYABLE

Taxes payable as of December 31, 2008 and consisted of the following:

12/31/2008

VAT	$237,307
Exploration tax	21,579
Profit tax	254
Resource Tax	10,483
Social insurance	5,472
Personal Income Tax	1,815
Other taxes payable	1,234
Total	$278,144

All above amounts are current.

14.      SHORT TERM NOTES PAYABLE

As of December 31, 2008, short-term payable balances including capitalized interest consisted of the following:

	Coupon	Conv. Price	Issue date/ Effective	Due not earlier
Lender/Note	Rate	$/share	Date	than	12/31/2008

Millington Solutions Ltd.
CD-1001	10%	$2.20	03/30/2006	03/30/2009	$1,109,812
СD-1009	10%	$2.20	06/06/2006	06/06/2009	2,408,142
CD-1011	6%	$1.40	07/25/2006	07/25/2009	904,905
CD-1013	7%	$3.00	02/01/2007	02/01/2010	905,969
					5,328,828

Fort Trade			Nov- 2004	Nov- 2009	305,195
Gamma Vid					169,758
MI SWACO					155,880
Budcom					14,894
Astark					9,351
Sipay					3,502

Total					$5,987,408

Millington Solutions

The principal under convertible debenture notes CD-1001, CD-1009, CD-1011 and CD-1013 (Note 19) has been reclassified from Long-term Notes Payable section as Millington Solutions LLC called for a repayment of CD-1001. Due to the Company’s cash shortage, the Company agreed on March 30, 2009 to transfer all its assets to Millington Solutions LLC in exchange for the cancellation of all above convertible debentures and release of all claims (Notes 20 and 25).

Placement of Convertible Notes

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

Interest Capitalization

On March 15, 2007 the Company and Millington Solutions Ltd. agreed that interest accrued under the Convertible Debenture Note agreements CD-1001, CD-1009, CD-1011 and CD-1013 (“the Notes”) may be at the Borrower’s election paid when due in accordance with the Convertible Debenture Note terms; or fully or partially capitalized. In the event, the Borrower elects to capitalize the accrued interests under the Notes, the accrued interest shall be added to the outstanding principal. Following such election, the interest in subsequent periods shall accrue on the increased principal balance at the rate provided by each Convertible Debenture Note agreement. The increased outstanding principal may be converted into the Borrower’s shares of common stock in accordance with the terms of each Convertible Debenture Note. On March 20, 2007, the Borrower elected to capitalize the interest payments on CD-1001 and CD-1009 due on the first annual anniversary of each tranche.  In addition, on July 10, 2007, the Borrower elected to capitalize the interest payments on CD-1011 due on the first annual anniversary of each tranche. On February 1, 2008, the Borrower elected to capitalize the interest payments on CD-1013 due on the first annual anniversary of each tranche. Further, on March 20, 2008, the Borrower elected to capitalize the interest payments on CD-1001 and CD-1009 due on the second annual anniversary of each tranche.  In addition, on July 10, 2008, the Borrower elected to capitalize the interest payments on CD-1011 due on the second annual anniversary of each tranche.

Millington Solutions was duly notified of the Borrower’s election and the Lender’s acknowledgement of the above election is kept on the Company’s file.

Settlement

Pursuant to Clause 1 of the Convertible Debenture Agreements CD-1001, CD-1009, CD-1011 and CD-1013, the Company must repay the principal together with the accrued interest within 3 (three) years of the receipt of funds. The first Convertible Debenture Agreement CD-1001 for the face value of $917,200 is dated March 30, 2006 and matures on March 30, 2009. On March 13, 2008, Millington Solutions LLC notified the Company that it did not intend to extend the maturity date of CD-1001 as well as the maturity dates of CD-1009, CD-1011 and CD-1013 tranches. Accordingly, in the event, the Company is unable to secure adequate financing to service the redemption of CD-1001 in the amount of $1,211,621 including interest accrued to March 30, 2009, the Company shall be in default on CD-1001.

Furthermore, pursuant to Clause 3 - “Lender’s Right of Acceleration” of the Convertible Debenture Agreements CD-1001, CD-1009, CD-1011 and CD-1013, the Lender has the right, to declare the entire unpaid principal and interest under the Note due immediately if the Borrower fails to make any payment of principal or interest within fifteen days after its due date or if one or more judgments which in the aggregate exceed $100,000 are entered against the Borrower. Accordingly, in the event, the Company is unable to secure adequate financing to service the redemption of CD-1001 and/or any other tranche, the Company shall technically be in default on all tranches CD-1001, CD-1009, CD-1011 and CD-1013 which at that time become immediately due for repayment in the total amount of $5,684,837 including capitalized interest as of March 31, 2009.

MI SWACO Note

On July 5, 2007 Pari, the Company’s wholly owned subsidiary issued interest free notes to MI SWACO Ukraine as payment for services having face value of $155,880. The notes were due on July 10, 2008. As of the date of this report, the notes have not been repaid and the Company and the creditor are evaluating opportunities to restructure the notes.

Other promissory notes

Short term promissory notes outstanding as of December 31, 2008 and issued in November 2002 at no interest, were payable by November 5, 2005. These notes in the amounts of $9,351 and $3,502 are payable to Astark and Sipay, respectively. As of December 31, 2008 the holders of the notes had not called for the repayment of the respective amounts.  Any valuation adjustment due to the lack of interest has not been calculated, however, such amounts, if any, are not considered to have a material effect on these financial statements. In addition, $14,894 was owed to Budcom and was related to construction services performed during first quarter of 2008.

15.  OTHER CURRENT LIABILITIES

Other accounts payable and accruals as of December 31, 2008 consisted of the following:

12/31/2008

Naftoservice	$410,172
Zakhidukrgeology	95,482
Poltavaneftegasgeology	73,079
Chernigovneftegasgeology	65,465
Ukrgeofizika	42,725
Fort Trade PP	30,390
Other	147,565

Total	864,878

Advances from shareholders	275,091
Total	$1,139,969

$410,172 due to Naftoservice was related to was related to a supply of casing pipe to the Company’s Rogan property. The amount of $95,482 due to Zakhidukrgeologiya was related to drilling services of the exploration Well #1 of Peremyshlyansk property. Other accounts payable and accruals as of December 31, 2008 mostly consisted of geological and exploration works, as well as payroll, short term advances to employees and other prepayments for repair and construction services. The amount of $275,091 represents advances from shareholders with no specific terms paid to the Company during 2005 and 2006.

16. PREPAYMENTS FOR OIL AND GAS

During 2008, the Company sold oil, gas and natural gas liquids to its customers mainly on prepayment basis. As of December 31, 2008, the prepayments received from customers in respect of future deliveries of oil, gas and natural gas liquids consisted of the following:

12/31/2008

Ukrnadraresourse	$290,631
Other prepayments	8,001

Prepayments for oil and gas	$298,632

17. INTEREST PAYABLE

Interest payable as of December 31, 2008 consisted of the following:

12/31/2008

Millington Solutions Limited	$239,886
239,886

Related Parties
Zaccam Trading, related party	117,032
Interest accrued on advances received from shareholders	22,476
139,508

Total	$379,394

As of December 31, 2008 the amount due to Millington Solutions Limited represented uncapitalized interest accrued on several tranches of convertible debentures placed by the Company in 2006 and 2007.

Interest due to Zaccam Trading relates to credit line facility bearing 3% coupon per annum (Note 19) obtained in 2005.

18.  PROFIT INTEREST PAYABLE

Profit interest related to the Company’s production sharing agreements payable as of December 31, 2008 consisted of the following:

12/31/2008

Poltavaneftegasgeologiya	$11,802
Total	$11,802

19.  LONG-TERM PAYABLE

As of December 31, 2008, long term payable balances including capitalized interest consisted of the following:

	Issue date/ Effective	Due not earlier
Lender	Date	than	12/31/2008

Related parties
Zaccam Trading, Ltd.	03/5/2005	03/5/2015	1,205,900

Total			$1,205,900

Long term payable to Zaccam Trading, Ltd., related party as of December 31, 2008 represents uncollateralized credit line facility with the limit of $5,000,000 bearing 3% per annum accruing on outstanding principal and payable annually (See also Note 17).

20. MILLINGTON CONVERTIBLE DEBENTURE VALUATION

The management believes that apart from the embedded conversion option the convertible debentures (“the Convertible Notes”) issued by the Company to Millington Solutions Ltd. the Company does not have any other embedded derivatives. As can be seen from the following table, at the time of issuance, all embedded conversion features were far out of the money:

	Coupon	Conv. Price	Maximum	Average	Negative Intrinsic	First Tranche	Last Tranche
Convertible Note	Rate	$/share	Price*	Price*	Value**	Date	Date

CD-1001	10%	$2.20	$0.85	$0.85	(61)%	4/5/2006	5/30/2006
СD-1009	10%	$2.20	$1.00	$0.73	(55)%	6/18/2006	10/1/2006
CD-1011	6%	$1.40	$1.00	$0.83	(29)%	9/21/2006	1/26/2007
CD-1013	7%	$3.00	$2.50	$2.65	(17)%	2/12/2007	6/22/2007

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
•
All tranches of CD-1001, CD-1009, CD-1011and CD-1013 were originally issued with the conversion feature being out of the money. Despite having been in the money during July-August of 2007, none of the tranches of CD-1001, CD-1009, CD-1011 and CD-1013 have been converted as of the date of this filing primarily due to the limited liquidity of the stock.

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

For the period from March 1, 2007 to December 31, 2008 during the periods of relatively high liquidity the observed daily volatility of stock prices was 1.67%. In addition, the annualized risk-free rate of 5% was assumed. Using the above base assumptions, and assuming that the convertibles would be outstanding for 3 years before they are converted i.e. no early conversion, the fair value at the time of issuance of the conversion feature of the convertible debentures that were outstanding on December 31, 2008 would be $199,582.  The fair value of the conversion feature embedded in the same convertible debentures on December 31, 2008 given the closing price of $0.08 on that date would amount to $0. To comply with SFAS No. 155, the Company would need to record a profit of $199,582 from change in fair value of convertible debt instrument and a reduction the carrying value of the convertible debentures in the liabilities’ section of the Company’s balance sheet by the same amount. The Company believes that recording imaginary and estimated gains or losses would cause the financial statements to be misleading.

21.  SHAREHOLDERS’ EQUITY

No dividends were declared or paid by the Company during the years ended December 31, 2008 and December 31, 2007.

22.  RELATED PARTIES

Related parties include shareholders and entities which have substantial amounts of common ownership but do not qualify for or require consolidation or combination with the Company. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of December 31, 2008 see Notes 5, 12, 15, 17 and 19. Our related parties include CJSC Infox and Zaccam Trading, Ltd.

As of December 31, 2008, the outstanding amount of $120,095 receivable from CJSC Infox, related party, was related to several crude oil shipments which took place in 2004 and 2003.  Amount of $2,751,568 payable to the related party, CJSC Infox, related to wells’ reconstruction and repair services, provided by third party service companies and paid by CJSC Infox on behalf of the Company.

23.  COMMITMENTS AND CONTINGENCIES

Licenses’ commitments

Esko Pivnich - During 2004 EP received geological and exploration license agreements to develop the Karaikozovsk, Rogan and Rakitnyansk fields. The following amounts of investments are to be incurred under the terms of those agreements during the periods indicated in the table below:

		Amount	Amount	Remaining
	Period	To be invested	invested	Investment
Rogan field	2005-2009	$1,916,883	$935,747	$981,136
Rakitnyansk field	2005-2009	2,583,117	565,357	2,017,760
Karaikozovsk field	2005-2009	2,781,818	6,536,988	-
Total		$7,281,818	$8,038,092	$2,998,896

The amounts mandatory for investment are denominated in UAH and have been translated using the prevailing exchange rates as at December 31, 2008.

Pari - During 2004 Pari received geological and exploration license agreements to develop the Peremishlyansk, Chukvinsk, Scheremetivsk, Niklovitsk and Pilipivsk fields. The following amounts of investments are to be incurred under the terms of those agreements:

		Amount	Amount	Remaining
	Period	To be invested	Invested	Investment

Peremishlyansk field	2004-2009	$1,532,468	$3,130,156	$-
Chukvinsk field	2004-2009	1,012,987	3,788	1,009,199
Scheremetivsk field	2004-2009	467,533	-	467,533
Niklovitsk field	2004-2009	389,610	11,661	377,949
Pilipivsk field	2004-2009	311,689	-	311,689
Total		$3,714,287	3,145,605	2,166,370

The amounts mandatory for investment are denominated in UAH and have been translated using the prevailing exchange rates as at December 31, 2008.

Environmental remediation – Under the laws of Ukraine the Company is obligated to conform to certain environmental remediation obligations related to the oil and gas production activities. This amount can not be estimated but is considered to not be material.

Lease commitments – The Company leases office space on the basis of a 1 year lease agreement. The Company’s future lease commitments as of December 31, 2008 were as follows:

2009

Office rent	$97,100
Total	$97,100

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

Our sales to customers in excess of 5% were as follows:

	12/31/2008	12/31/2007

Ukrnedraresource (gas produced)	$1,500,698	$237,862
Agrotemp (oil produced)		217,947
Vlad Nafta (oil produced)	68,967	45,116
Ukrtatnafta (oil produced)		189,769
Ukrfinresource 2004 (gas produced)	16,755	379,377
Gaspostacha (gas produced)	195,209
Luxembourgo Promyslova Company (gas produced)	120,296
Luxor (gas resold)	118,663
Naftogasservice (oil produced)	105,219
Vlad nafta (condensate produced)	82,838	190,585
Utex (condensate produced)	55,157
Utex (oil produced)	73,349
Angronafta (condensate produced)		83,081
Naftoimpex (oil produced)		385,542
Agronafta (oil produced)		84,193
Azov oil company (oil produced)		135,215
Ukrgasenergo (oil produced)		263,366
Ukrfinresourse 2004 (gas resold)		262,991
Azov oil company (oil resold)		126,799
Other	35,378	165,589
Total	$2,372,529	$2,767,432

Currency risk – Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates.

While the UAH/USD exchange rate stayed flat at UAH5.05 to $1 for almost 6 years prior to 2008, during the second half of 2008, the Ukrainian hryvna weakened to UAH7.70 to $1 which is equivalent to 34% devaluation. Due to Ukraine’s political and economic turmoil, the exchange rate is expected to fluctuate wildly in the near future while continuing on the devaluation trend.

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

25. SUBSEQUENT EVENTS

Millington Note

Pursuant to Clause 1 of the Convertible Debenture Agreements CD-1001, CD-1009, CD-1011 and CD-1013, the Company must repay the principal together with the accrued interest within 3 (three) years of the receipt of funds. The first Convertible Debenture Agreement CD-1001 for the face value of $917,200 is dated March 30, 2006 and matures on March 30, 2009. On March 13, 2008, Millington Solutions LLC notified the Company that it did not intend to extend the maturity date of CD-1001 as well as the maturity dates of CD-1009, CD-1011 and CD-1013 tranches. Accordingly, in the event, the Company is unable to secure adequate financing to service the redemption of CD-1001 in the amount of $1,211,621 including interest accrued to March 30, 2009, the Company shall be in default on CD-1001.

Furthermore, pursuant to Clause 3 - “Lender’s Right of Acceleration” of the Convertible Debenture Agreements CD-1001, CD-1009, CD-1011 and CD-1013, the Lender has the right, to declare the entire unpaid principal and interest under the Note due immediately if the Borrower fails to make any payment of principal or interest within fifteen days after its due date or if one or more judgments which in the aggregate exceed $100,000 are entered against the Borrower. Accordingly, in the event, the Company is unable to secure adequate financing to service the redemption of CD-1011 and/or any other tranche, the Company shall technically be in default on all tranches CD-1001, CD-1009, CD-1011 and CD-1013 which at that time become immediately due for repayment in the total amount of $5,684,837 including capitalized interest as of March 31, 2009.

Absence of proved reserves in Karaikozovsk field

On March 11, 2009 we received a letter from the Company’s geologists, Netherland, Sewell & Associates, Inc. stating that based on the prices and costs used in the evaluation, which was conducted in accordance with the guidelines of the US Securities and Exchange Commission (SEC), they have determined that there were no proved reserves in Karaikozovsk field as of December 31, 2008. A copy of the letter from Netherland, Sewell and Associates is filed as Exhibit hereto.

Disposition of assets and discontinuance of operations

On March 27, 2009, the Company received a proposal from Millington Solutions LLC to transfer all Company’s assets to Millington Solutions LLC in exchange for the total extinguishment of all liability to Millington Solutions LLC including but not limited to principal and interest accrued under the convertible debenture notes CD-1001, CD-1009, CD-1011 and CD-1013. Upon deliberation, the management on March 30, 2009 determined to accept the proposal of Millington Solutions LLC for the following key reasons:

•
The Company has received a notice from Millington Solutions LLC stating that Millington did not intend to extend the maturity date of the Millington Notes. The Company’s inability to make the payment of principal and interest accrued under CD-1001 in the amount of $1,211,621 will result in the Company technically defaulting on all Millington Notes in the total amount of $5,684,837 including principal and interest accrued to March 31, 2008. The Company believed that it exhausted its best efforts to raise external financing to redeem CD-1001 in the first instance and other Millington Notes;

•
All of the Company’s licenses expire during 2009 and are unlikely to be renewed due to the absence of proved reserves, uncertain prospects and a significant capital infusion required to renew the licenses and further develop them.

For the aforesaid reasons it was determined that the management was justified in accepting the proposal submitted by Millington Solutions. The transaction is currently pending the board approval and if the board approval is obtained the sale of assets will be completed by transferring all of the Company’s interests in Esko Pivnich and Pari to Millington Solutions LLC. As a result of transferring all operations to Millington Solutions, the transactions related to all operations in Ukraine are considered to be discontinued operations for future reporting.

Results of discontinued operations

Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2008 and 2007 are as follows:

	Year ended
	December 31,
	2008	2007

Revenues
Produced Oil&Gas	2,253,866	2,377,642
Purchased Oil&Gas	118,663	389,790
	2,372,529	2,767,432
Cost of Sales	(177,172)	(354,524)
	2,195,357	2,412,908

Operating expense, net	(1,564,073)	(1,713,658)
Depreciation expense	(1,909,821)	(697,173)
Other operating income	97,270	587,083
Sales, general and administrative	(682,813)	(886,341)
	(1,864,080)	(297,181)

Interest expense, net	(95,117)	(409,412)
Working interest expense		(40,109)
Foreign exchange loss	(5,951)	(26,011)
Other expense, net	(32,275)	(74,875)
Loss before tax and extraordinary items	(1,997,423)	(847,588)
Income tax (expense)/benefit	5,990	(39,452)

Impairment loss	(3,519,704)

Net loss	(5,511,137)	(887,040)

Translation loss	(1,396,661)

Total comprehensive loss	$(6,907,798)	$(887,040)

Condensed balance sheets of Discontinued Operations are as follows:

12/312008

Current Assets
Cash and cash equivalents	$25,968
Accounts receivable	120,095
Other accounts receivable and advances given	384,637
Inventories	28,486
Taxes receivable	1,462,042
Total Current Assets	2,021,228

Non-Current Assets
Property, plant and equipment	5,142,655
Long-term financial investments	2,303
Deferred tax asset	53,843
TOTAL ASSETS	7,220,029

Current Liabilities
Accounts payable	2,889,163
Tax liabilities	278,144
Notes payable	183,627
Other current liabilities	1,139,968
Prepaids for oil and gas	298,632
Interest accrued	484,696
Working interest payable	11,802
5,286,032

Long-term notes payable	474,953
Long-term loan	10,374,662

Net assets of discontinued operations	$(8,915,618)

26.  OIL AND GAS DISCLOSURES (UNAUDITED)

The following information is presented in accordance with the Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities (SFAS No. 69).

(A)
Costs Incurred in Oil and Gas Exploration and Development Activities. The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2008 and 2007 have been included in cost of sales.

	12/31/2008	12/31/2007

Exploration and development costs	$342,484	$285,397

Total	$342,484	$285,397

The above costs were expensed as incurred.

 (B) Results of operations from Producing Activities. Results of operations from producing activities for the years ended December 31, 2008 and 2007 are presented below.

	For the years ended December 31,
	2008	2007
Sales of Oil and Gas, condensate produced	$2,253,866	$2,377,642
Production expenses (including depreciation expense)	(3,131,410)	(2,125,434)
Exploration and development costs	(342,484)	(285,397)
Income tax (expense)/benefit	5,990	(39,452)

Total expenses	(3,467,904)	(2,450,283)

Total	$(1,214,038)	$(72,641)

(C) Proved Oil and Gas Reserves.

On March 11, 2009 we received a letter from the Company’s geologists, Netherland, Sewell & Associates, Inc. stating that based on the prices and costs used in the evaluation, which was conducted in accordance with the guidelines of the US Securities and Exchange Commission (SEC), they have determined that there were no proved reserves in Karaikozovsk field as of December 31, 2008.

At present, the Company does not have proved reserves as defined in Rule 4-10(a) of Regulation S-X for the remaining 7 properties.

27.	DISCONTINUANCE OF OPERATIONS AND ASSET DISPOSALS

On March 27, 2009, the Company received a proposal from Millington Solutions LLC to transfer all Company’s assets to Millington Solutions LLC in exchange for the total extinguishment of all liability to Millington Solutions LLC including but not limited to principal and interest accrued under the convertible debenture notes CD-1001, CD-1009, CD-1011 and CD-1013. Upon deliberation, the management determined to accept the proposal of Millington Solutions LLC for the following key reasons:

•
The Company has received a notice from Millington Solutions LLC stating that Millington did not intend to extend the maturity date of the Millington Notes. The Company’s inability to make the payment of principal and interest accrued under CD-1001 in the amount of $1,211,621 will result in the Company technically defaulting on all Millington Notes in the total amount of $5,684,837 including principal and interest accrued to March 31, 2009. The Company believed that it exhausted all possible ways to raise external financing to redeem CD-1001 in the first instance as well as other Millington Notes;

•
All of the Company’s licenses expire during 2009 and are unlikely to be renewed due to the absence of proved reserves, uncertain prospects and a significant capital infusion required to renew the licenses and further develop them.

For the aforesaid reasons it was determined that the management was justified in accepting the proposal submitted by Millington Solutions. The transaction is currently pending the board approval and if the board approval is obtained the sale of assets will be completed by transferring all of the Company’s interests in Esko Pivnich and Pari to Millington Solutions LLC.

28.	IMPAIRMENT LOSSES

Based on the geologists’ report stating that the Company had no proved reserves in Karaikozovsk lease as of December 31, 2008, in accordance with SFAS 144, we recognized the impairment loss in the amount of $3,519,704. The impairment loss was computed as the difference between the carrying value of the assets and their estimated realizable value. According to the management estimates, the net realizable value of drilling and completion costs as well as capitalized well workovers and repairs was close to Nil while the value of the above ground infrastructure and facilities was assumed to be 10% of their carrying value which approximated the scrap value of these assets.

			Effect of	Estimated
	Carrying		exchange rate	Realizable
Karaikozovsk assets as at 12/31/08	Amount	Impairment Loss	Changes	Value

Drilling and completion costs	$605,387	$(885,034)	$279,647	$-
Capitalized well workovers and repairs	175,987	(257,281)	81,294	-
Gathering, separation and storage facilities	1,506,390	(1,982,017)	626,266	150,639
Other above ground infrastructure	300,945	(395,373)	124,928	30,049

Total	$2,588,258	$(3,519,704)	$1,112,135	$180,689

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 13, 2009, the Board of Directors of Sunrise Energy Resources, Inc. (the “Company”), based on its Audit Committee’s recommendation, dismissed GLO CPAs, LLLP (“GLO”) as the Company’s independent registered public accountants and approved the engagement of John A. Braden & Company, P.C. (“JABCO”) to serve as the Company’s independent registered public accountants for the fiscal year 2008, subject to shareholder approval.

GLO issued its auditors’ report on the financial statements for the years ended December 31, 2007 and 2006 which included an explanatory paragraph as to the Company’s ability to continue as a going concern.

Other than the going concern uncertainty described above, GLO’s auditors reports on the financial statements of the Company for the fiscal years ended December 31, 2007 and 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2007 and 2006 and through February 13, 2009, there have been no disagreements with GLO (as defined in Item 304(a)(1)(iv) of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GLO, would have caused them to make reference thereto in their report on financial statements for such years.

During the fiscal year ended December 31, 2007 and through February 13, 2009 there were no reportable events as defined in Regulation S-K item 304(a)(1)(iv).

The Company requested GLO to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of GLO’s response letter, dated February 3, 2009 is filed as Exhibit hereto.

During the fiscal year ended December 1, 2007 and through February 13, 2009, neither we nor anyone on our behalf has consulted with JABCO regarding either:

1.
The application of accounting principles to specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither was a written report provided to us nor was oral advice provided that JABCO concluded was an important factor considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue; or

2.	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008, as a result of the identification of the material weakness described below.

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

Conclusion

The above identified material weakness did not result in material audit adjustments to our 2008 financial statements.    Based on our current size and size of operations, we do not believe it is economically feasible to remediate this weakness.  We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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

Name	Position	Age	Date elected or appointed
Konstantin Tsiryulnikov	CEO, Sunrise Energy Resources, Inc.	30	December – 2004

David A. Melman	Independent Director of Sunrise Energy Resources Inc	66	1997

Roman Livson	CFO, Sunrise Energy Resources, Inc.	38	August 2005

Leon Golden	Independent Director, Sunrise Energy Resources, Inc.	46	December – 2004

Vyacheslav Chuchminov	CEO, Esko Pivnich	51	June - 2002

Taras Burdeniy	CFO, Esko Pivnich	31	June - 2002

Raissa Volodarskaya	Chief Accountant	59	April - 2002

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

Mr. Anatoliy Dyagterev, Operations Director - Esko Pivnich. Mr. Dyagterev serves as the Operations Director in Esko Pivnich from June 2002. Prior to than he worked as Chief Engineer, Technical and Productions Director in a number of Ukrainian oil & gas companies, including the subsidiary of Ukrnafta, Poltavagasdobicha. Mr. Dyagterev graduated from Moscow Gubkin Institute of Oil & Gas in 1984 with a Master's degree of Well - drilling Engineer.

Mr. Vladimir Moroz, Chief Engineer, Esko Pivnich. Mr. Moroz joined the Company as Chief Engineer of Esko-Pivnich in October 2004. In 2002-2004 he worked as Chief Engineer in the State Emergency Service of Ukraine. Prior to that, in 1995 – 2002 he was the Deputy Director on Science in the NTP “Burovaya Tekhnika” Mr. Moroz graduated from Ivano-Frankovsk Institute of the Oil&Gas in 1992 with a Master’s degree of Well – drilling Engineer. Also, in 2001 he received the Master’s Degree from Poltava Technical University on the Accounting and Audit Department.

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

During the fiscal year ending 12/31/2008, the Audit Committee was responsible for the general oversight of audit, legal compliance and potential conflict of interest matters, including (a) recommending the engagement and termination of the independent public accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services, (c) reviewing adjustments recommended by the independent public accountant and addressing disagreements between the independent public accountants and management, (d) reviewing the adequacy of internal controls and management’s handling of identified material inadequacies and reportable conditions in the internal controls over financial reporting and compliance with laws and regulations, and (e) supervising the internal audit function, which may include approving the selection, compensation and termination of internal auditors.

For the fiscal year ended 12/31/2008, the Board of Directors conducted discussions with management and the independent auditor regarding the acceptability and the quality of the accounting principles used in the reports in accordance with Statements on Accounting Standards (SAS) No. 61. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements. The Audit Committee also discussed the other items with the auditors required by SAS No. 61 as amended. In addition, the Board of Directors discussed with the independent auditor the matters in the written disclosures required by Independence Standards Board Standard No. 1.

For the fiscal year ended 12/31/2008, the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company’s independent auditor.

Pursuant to the reviews and discussions described above, the Board of Directors recommended that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the Securities and Exchange Commission.

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

Compliance with Section 16(b) of the Exchange Act

Based solely on our review of Forms 3, 4, and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2008 all of our officers, directors, and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM  10. EXECUTIVE COMPENSATION

During 2008, the Company paid subsidiary’s senior management nominal rates which are comparable with the basic salaries in Ukraine. No salaries were paid for the newly nominated management of Sunrise Energy Resources Inc. The Company estimates the fair value of the management compensation for 2008 to be not materially different from these accrued ones:

Name and principal position	Actual salary
Konstantin Tsirulnikov	$85,000
CEO of Sunrise Energy Resources, Inc.

Roman Livson	$75,000
CFO of Sunrise Energy Resources, Inc.

Leon Golden	Currently Nominal
Independent Director, Sunrise Energy Resources, Inc.

David A. Melman
Independent Director of Sunrise Energy Resources, Inc.	$1,000

Bobby Long	$22,290
Formerly Chief Technical Officer (retired in June 2008)

Vyacheslav Chuchminov	$7,500
CEO, Esko Pivnich

Taras Burdeniy	$7,000
CFO, Esko Pivnich

Raisa Volodarskaya	$7,000
Chief Accountant

Total	$204,790

The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2008.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of March 30, 2009, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The following table sets forth for the fiscal year ended December 31, 2008, the individuals or entities known to the Company to beneficially own 5% or more of the Company’s outstanding shares of voting securities.

Name Of Beneficial Owner	Title of Class	Number of Shares		Percent of Class
Burisma Holdings Limited	Common	16,355,767	(1)	69.47%
17 GR XENOPOLOU STREET
3106
LIMASSOL
Cyprus

Mr. David A. Melman
5353 Memorial Drive
Suite 4012
Houston Texas 77007	Common	200,000	(1)	0.87%

(1) Burisma Holdings Limited, a Cypriot corporation is owned in equal proportions by Messrs. Mykola Lissin and Mykola Zlochewsky, both residents of the Ukraine.

(2) Does not include the shares held by Midland Trust Company, Ltd. which owns 0.87% of the total issued and outstanding shares.  Mr. Melman held an irrevocable proxy to vote the above shares on certain matters. Mr. Melman disclaims any beneficial ownership of such shares.

Security Ownership of Management

The following table sets forth information concerning the beneficial ownership of the Company’s New Common Stock for the fiscal year ended December 31, 2008 by Mr. David Melman, Independent Director.

Name and Address of Beneficial Owner	Amount of Beneficial Interest	Percent of Class
Mr. David A. Melman	0.87%	Common stock

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

ITEM  13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2008 professional services were mostly rendered for the Company by GLO CPAs, LLLP  accounting firm.

Total professional fees incurred by the Company for the years ended December 31, 2008 and 2007 consisted of the following:

	2008 GLO CPAs	2007 GLO CPAs
Audit	$87,139	$66,538
Audit related	—	—
Tax	—	—
All other fees	—	—

Total	$87,139	$66,538

Audit Fees

The Audit Fees for 2008 and 2007 were for services associated with the consolidated U.S. GAAP audits, and registration statements.

Audit Related Fees

During 2008 and 2007 we did not pay any audit related fees.

Tax Fees

During 2008 and 2007 we did not pay any tax related fees.

All Other Fees

During 2008 and 2007 we did not pay any other fees.

Audit Committee Pre-Approval Policies and Procedures

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of John A. Braden and Co P.C., and previously, GLO CPAs LLLP and John A. Braden and Co, P.C. for all audit and non-audit services, including tax services. Our Audit Committee pre-approved the engagement terms and fees of both John A. Braden and Co., P.C. and GLO CPAs LLLP for all services performed for the fiscal year ended December 31, 2008 and 2007.

SUBSIDIARIES:

TOV Energy-Servicing Company Esko Pivnich
Pari, Ltd.

PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

Form 8-k dated February 13, 2009 regarding the change of certifying accountant.

The following Consolidated Financial Statements pertaining to Sunrise Energy Resources are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm – John A. Braden and Co., P.C. for the year ended December 31, 2008

Consolidated Balance Sheet as of December 31, 2008

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the years ended December 31, 2008 and 2007.

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to the Consolidated Financial Statements for the year ended December 31, 2008.

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

/s/ Konstantin Tsiryulnikov
Konstantin Tsiryulnikov
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title
March 30, 2009		CEO