Form 10-Q
period 2009-03-31
SUNRISE ENERGY RESOURCES INC
filed 2009-05-15
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended
March 31, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11248

SUNRISE ENERGY RESOURSES, INC.
(Name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

570 Seventh Avenue, Suite 800
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

Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $2,372,529

As of May 15, 2009, the Registrant had 23,690,037 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-Q
TABLE OF CONTENTS

PART I.

SUNRISE ENERGY RESOURCES INC.
BALANCE SHEETS
(Expressed in US Dollars)

	March 31, 2009 (UNAUDITED)	December 31, 2008 (as restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,616	$17,428
Other current assets		116,123

TOTAL ASSETS	$2,616	$133,551

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other accounts payable – related party	293,367	278,371
Interest payable – related party	22,476	22,476

Total current liabilities	315,843	300,847

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 23,690,037 and 23,542,337 issued and outstanding as of March 31, 2009 and December 31, 2008	23,690	23,542
Additional Paid in Capital	6,626,723	6,479,170
Retained earnings (Accumulated deficit)	(6,963,639)	(6,670,009)
Total stockholders' equity (deficit)	(313,227)	(167,296)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,616	$133,551

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended

	March 31,
	2009	2008 (as restated)

OPERATING EXPENSES
Sales, general and administrative expenses	(177,507)	(174,691)

OPERATING LOSS	(177,507)	(174,691)

OTHER INCOME (EXPENSE)

Interest expense, net	(116,123)	(244,750)

Loss from continuing operations	(293,630)	(419,441)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued segment	3,302,948
Loss from operations of discontinued segment		(434,000)
Income/(Loss) from discontinued operations	3,302,948	(434,000)

NET INCOME/(LOSS)	3,009,318	(853,441)

TOTAL COMPREHENSIVE INCOME/(LOSS)	$3,009,318	$(853,441)

BASIC NET LOSS PER SHARE	$0.13	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,616,187	22,412,185

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

						Total
				Retained	Accumulated	Stockholder's
	Common		Additional	Earnings	Other	Equity
	Stock		Paid-in	(Accumulated	Comprehensive	(Capital
	Shares	Amount	Capital	Deficit)	(Loss)	Deficit)
BALANCE, DECEMBER 31, 2007	21,704,682	$21,705	$4,643,353	$(3,523,559)	$ (32,192)	$1,109,307

Private placement of shares	1,837,655	1,837	1,835,817			1,837,654
Net loss for the year				(6,449,398)		(6,449,398)
Comprehensive loss for the year					(1,396,661)	(1,396,661)

BALANCE, DECEMBER 31, 2008	23,542,337	$23,542	$6,479,170	$(9,972,957)	$(1,428,853)	$(4,899,098)

Private placement of shares	147,700	148	147,552			147,700
Net loss for the year				3,009,318		3,009,318
Comprehensive loss for the year					1,428,853	1,428,853

BALANCE, MARCH 31, 2009	23,690,037	$23,690	$6,626,722	$(6,963,639)	$-	$(313,227)

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the three months ended March 31,
	2009	2008 (as restated)

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$3,009,318	$(853,441)
Adjustments to reconcile net loss to net cash in operating activities:
Gain on disposal of discontinued segment	(3,302,948)
Loss from operations of the discontinued segment		434,000
Increase in other accounts payable and accruals	14,995
Increase in interest payable	116,123	107,488
NET CASH FLOW FROM OPERATING ACTIVITIES	(162,512)	(311,953)

CASH PROVIDED BY FINANCING ACTIVITIES:
Short term notes repaid		(558,257)
Proceeds from share issuance	147,700	1,415,005
NET CASHFLOW FROM FINANCING ACTIVITIES	147,700	856,748

CASH USED IN INVESTING ACTIVITIES
Investment into discontinued operations		(524,634)
NET CASH FLOW FROM INVESTING ACTIVITIES		(524,634)

INCREASE (DECREASE) IN CASH	(14,812)	20,161
CASH, at the beginning of the period	17,428	33

CASH, at the end of the period	$2,616	$20,194

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CASH FLOWS
SUPPLEMENTAL INFORMATION
(Expressed in US Dollars)
UNAUDITED

Three Months Ended
March 31,
	2009	2008 (as restated)
Cash paid for:
Income taxes	$-	$-

Non-cash investing and financing transactions:	$-	$-

The accompanying notes are an integral part of the financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.    NATURE OF BUSINESS

Until December 31, 2008 all operating activities of Sunrise Energy Resources Inc. were conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari  (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC). Esko Pivnich and Pari were engaged in oil and gas exploration and development in the country of Ukraine.  While the Company had 8 leases which were licensed to the Company’s wholly owned subsidiaries Esko Pivnich and Pari, the production activities were limited to Karaikozovsk field in Eastern Ukraine. In addition to selling oil and gas produced from its Karaikozovsk lease, the Company purchased oil and gas from third parties. The purchased hydrocarbons were subsequently resold to third parties in order to enable Esko Pivnich to fulfill its monthly delivery obligations.

Sunrise Energy Resources Inc. currently has its headquarters at the following address: 570 Seventh Avenue, Suite 800, New York, New York 10018. As of March 31, 2009 the company employed 2 people.

Absence of proved reserves in Karaikozovsk field

On March 11, 2009 the Company received a letter from its geologists, Netherland, Sewell & Associates, Inc. stating that based on the prices and costs used in the evaluation, which was conducted in accordance with the guidelines of the US Securities and Exchange Commission (SEC), they have determined that there were no proved reserves in Karaikozovsk field as of December 31, 2008.

Millington Situation

As at December 31, 2008, the Company had $5,328,828 of principal outstanding under Convertible Debenture Agreements CD-1001, CD-1009, CD-1011 and CD-1013.  In addition, on December 31, 2008 the Company owed to Millington $239,886 in accrued interest on the above notes. During first quarter 2009, an additional interest of $116,123 accrued on the outstanding principal. In accordance with the Convertible Debenture Agreements, the Company was obligated to repay the principal together with the accrued interest within 3 (three) years of the receipt of funds. The first Convertible Debenture Agreement CD-1001 for the face value of $917,200 was dated March 30, 2006 and matured on March 30, 2009. On March 13, 2008, Millington Solutions LLC notified the Company that it did not intend to extend the maturity date of CD-1001 as well as the maturity dates of CD-1009, CD-1011 and CD-1013 tranches.

Furthermore, pursuant to Clause 3 - “Lender’s Right of Acceleration” of the Convertible Debenture Agreements CD-1001, CD-1009, CD-1011 and CD-1013, the Millington Solutions had the right, to declare the entire unpaid principal and interest under the Note due immediately in the event, the Company failed to make any payment of principal or interest within fifteen days after its due date or if one or more judgments which in the aggregate exceeded  $100,000 were entered against the Company. Accordingly, in the event, the Company were unable to secure adequate financing to service the redemption of CD-1011 and/or any other tranche, the Company would technically be in default on all tranches CD-1001, CD-1009, CD-1011 and CD-1013 which at that time become immediately due for repayment in the total amount of $5,684,837 including capitalized interest as of March 31, 2009.

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

•
For the aforesaid reasons it was determined that the management was justified in accepting the proposal submitted by Millington Solutions. As a result of transferring all operations to Millington Solutions, the transactions related to all operations in Ukraine are considered to be discontinued operations for future reporting.

At the time of this report, the Company and Millington Solutions are drafting definitive agreements to complete the disposal. The Company and Millington Solutions anticipate that the disposal transaction would be closed during the second quarter of 2009.  The Company and Millington Solutions have agreed that regardless of the actual date of executing the definitive agreements, December 31, 2008 shall be deemed the effective closing date for the disposal.

December 31, 2008, statements have been restated to reflect the discontinued operations results of operations, financial position and cash flows are separately reported for all periods presented.

2.	PRESENTATION OF FINANCIAL STATEMENTS

Basis of Presentation – The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net income of $3,009,318 during the quarter ended March 31, 2009, while the Company’s current liabilities exceeded its current assets by $313,227.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis by raising additional funds in equity markets. At the present time the Company does not believe it will be able to obtain additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Use of Estimates and Assumptions – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Due to the inherent uncertainty in making those estimates, actual results reported in future periods could differ from such estimates.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of March 31, 2009 and December 31, 2008 consisted mainly of USD denominated current accounts held at Citibank.

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

The Company has adopted Financial Accounting Standards No. 109 (“SFAS 109”), under which the deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable profit. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its tax assets and liabilities on a net basis.

Deferred tax is calculated at rates that are expected to apply to the period when the asset is realized or the liability is settled. It is charged or credited to the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Fair Value of Financial Instruments – SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.

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

Segment Reporting – Prior to December 31, 2008, the Company’s business operations were located in Ukraine and related primarily to exploration and development of crude oil and natural gas properties. For the purposes of these financial statements, these operations were presented under the heading of “Discontinued Operations”.

4.      OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of March 31, 2009 and December 31, 2008 consisted of the following:

	3/31/2009	12/31/2008

Professional Services	$18,276	3,280

Related parties
Advances from shareholders	275,091	275,091

Total	$293,367	$278,371

The amounts of $18,276 and $3,280 were due to the Company’s auditor and financial printer. The amount of $275,091 represents advances from shareholders with no specific terms paid to the Company during 2005 and 2006.

5.       INTEREST PAYABLE

Interest payable of $22,476 as of March 31, 2009 and December, 31 2008 represented interest accrued on the loans from related parties (Note 4).

6.       SHAREHOLDERS’ EQUITY

During the first 3 months of 2009, the Company raised $147,700 from private placements of 147,700 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933.

No dividends were declared or paid by the Company during the periods ended March 31, 2009 and December 31, 2008.

7.       INCOME/LOSS PER COMMON SHARE

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

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited) (in US dollars, except per share amounts)

Loss from continuing operations	(293,630)	(419,441)
Income/(Loss) from discontinued operations	3,302,948	(434,000)
Net income/(loss) attributable to common stockholders	$3,009,318	$(853,441)

Weighted average common shares outstanding, basic	23,616,187	22,412,185
Loss from continuing operations per commion share, basic	(0.01)	(0.02)
Income/(Loss) from discontinued operations per common share, basic	0.14	(0.02)
Income/(Loss) per common share, basic	$0.13	$(0.04)

Weighted average common shares outstanding, diluted	23,616,187	22,412,185
Loss from continuing operations per commion share, basic	(0.01)	(0.02)
Income/(Loss) from discontinued operations per common share, basic	0.14	(0.02)
Loss per common share, diluted	$0.13	$(0.04)

8.       RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of March 31, 2009 and December 31, 2008 (Notes 4 and 5).

Our related parties are CJSC Infox and Zaccam Trading, Ltd.. During the period ended March 31, 2009 we received $147,700 from Zaccam Trading, Ltd to finance general corporate expenses.

9.       COMMITMENTS AND CONTINGENCIES

Environmental remediation – Under Ukrainian law, the Company is obligated to meet certain environmental remediation obligations related to its oil and gas production activities. This amount cannot be estimated at this time but is considered not to be a material amount. In accordance with the disposal term sheet executed by the Company and Millington Solutions LLC, the Millington would assume all environmental remediation obligations relating to the oil & gas properties previously held by the Company through its former subsidiaries Esko Pivnich and Pari.

Litigation – The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

10.      RISK MANAGEMENT POLICIES

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

11.     SUBSEQUENT EVENTS

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

On March 31, 2009, the Company and Millington Solutions, LLC agreed that the Company would transfer its entire interests in its wholly owned subsidiaries Esko Pivnich and Pari to Millington in settlement of Convertible Debenture Notes due to Millington in the total amount of  $5,684,837 including principal and accrued interest to March 31, 2009. Millington agreed to assume any and all environmental remediation liability that may arise in relation to properties previously owned by Esko Pivnich and Pari.

Current Activities

At the time of this report, the Company and Millington Solutions are drafting definitive agreements to complete the disposal. The Company and Millington Solutions anticipate that the disposal transaction would be closed during the second quarter of 2009.  The Company and Millington Solutions have agreed that regardless of the actual date of executing the definitive agreements, December 31, 2008 shall be deemed the effective closing date for the disposal.

Cash requirements

The Company anticipates it will require around $100,000 to sustain operations and effectively evaluate new business opportunities over the next twelve months. The Company believes it will be able to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 3 of the Notes to Financial Statements.

Going Concern

These financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. The Company’s limited revenue history, absence of revenue sources following the sale and discontinuation of its oil&gas business and limited funding raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report of the December 31, 2008 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As used in this annual report, the terms “we”, “us”, “our”, “Company” and “Sunrise” means Sunrise Energy Resources, Inc. and its subsidiaries, unless otherwise indicated.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

We intend to continue providing US GAAP training to our staff and to streamline processes and procedures of preparing the US GAAP accounts. These steps would enable us to prepare the accounts in advance and ensure that more time is available for review and amendments. This would also help us improve the completeness and accuracy of the financial statements. We are also reviewing the possibility of hiring more qualified staff in our accounting department. However, due to budget constraints it may be unfeasible to recruit sufficient resources to completely correct the deficiency at this time.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2008 Annual Report on Form 10-K including Risk Factors of Part I, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first 3 months of 2009, the Company raised $147,700 from private placements of 147,700 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933. The proceeds from this offering were used for general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

The following Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Balance Sheets as of March 31, 2009 and December 31, 2008

Statements of Changes in Stockholders’ Equity (Capital Deficit) for the three months ended March 31, 2009

Statements of Operations and Comprehensive Loss for the three months ended March 31, 2009 and 2008.

Notes to the Financial Statements for the periods ended March 31, 2009 and December 31, 2008

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

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: May 15, 2009	Konstantin Tsirulnikov
President and Chief Executive Officer