Form 10-Q
period 2009-06-30
SUNRISE ENERGY RESOURCES INC
filed 2009-08-14
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six months ended
June 30, 2009

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
Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $2,372,529

As of August 14, 2009, the Registrant had 23,690,037 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-Q
TABLE OF CONTENTS

PART I.

SUNRISE ENERGY RESOURCES INC.
BALANCE SHEETS
(Expressed in US Dollars)

	June 30, 2009 (UNAUDITED)	December 31, 2008 (as restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$554	$17,428
Other current assets		116,123

TOTAL ASSETS	$554	$133,551

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other accounts payable – related party	332,291	278,371
Interest payable – related party	22,476	22,476
Other accounts payable	19,275

Total current liabilities	374,042	300,847

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 23,690,037 and 23,542,337 issued and outstanding as of June 30, 2009 and December 31, 2008	23,690	23,542
Additional Paid in Capital	6,626,722	6,479,170
Retained earnings (Accumulated deficit)	(7,023,900)	(6,670,009)
Total stockholders' equity (deficit)	(373,488)	(167,296)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$554	$133,551

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the six months ended
	June 30,
	2009	2008 (as restated)

OPERATING EXPENSES
Sales, general and administrative expenses	(237,768)	(302,496)

OPERATING LOSS	(237,768)	(302,496)

OTHER INCOME (EXPENSE)

Interest expense, net	(116,123)	(310,421)

Loss from continuing operations	(353,891)	(612,917)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued segment	3,302,948
Loss from operations of discontinued segment		(793,988)
Income/(Loss) from discontinued operations	3,302,948	(793,988)

NET INCOME/(LOSS)	2,949,057	(1,406,905)

TOTAL COMPREHENSIVE INCOME/(LOSS)	2,949,057	(1,406,905)

BASIC NET LOSS PER SHARE	$0.12	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,616,187	22,513,685

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

						Total
				Retained	Accumulated	Stockholder's
	Common		Additional	Earnings	Other	Equity
	Stock		Paid-in	(Accumulated	Comprehensive	(Capital
	Shares	Amount	Capital	Deficit)	(Loss)	Deficit)
BALANCE, DECEMBER 31, 2007	21,704,682	$21,705	$4,643,353	$(3,523,559)	$ (32,192)	$1,109,307

Private placement of shares	1,837,655	1,837	1,835,817			1,837,654
Net loss for the year				(6,449,398)		(6,449,398)
Comprehensive loss for the year					(1,396,661)	(1,396,661)

BALANCE, DECEMBER 31, 2008	23,542,337	$23,542	$6,479,170	$(9,972,957)	$(1,428,853)	$(4,899,098)

Private placement of shares	147,700	148	147,552			147,700
Net loss for the six months				2,949,057		2,949,057
Comprehensive loss for the six months					1,428,853	1,428,853

BALANCE, JUNE 30, 2009	23,690,037	$23,690	$6,626,722	$(7,023,900)	$-	$(373,488)

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the six months ended June 30,
	2009	2008 (as restated)

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$2,949,057	$(1,406,905)
Adjustments to reconcile net loss to net cash in operating activities:
Gain on disposal of discontinued segment	(3,302,948)
Loss from operations of the discontinued segment		793,988
Increase in other accounts payable and accruals	15,993
Increase in interest payable	116,123	217,215
NET CASH FLOW FROM OPERATING ACTIVITIES	(221,775)	(395,702)

CASH PROVIDED BY FINANCING ACTIVITIES:
Short term notes repaid		(558,257)
Short term loans received from related parties	57,200
Proceeds from share issuance	147,700	1,618,005
NET CASHFLOW FROM FINANCING ACTIVITIES	204,900	1,059,748

CASH USED IN INVESTING ACTIVITIES
Investment into discontinued operations		(658,690)
NET CASH FLOW FROM INVESTING ACTIVITIES		(658,690)

INCREASE (DECREASE) IN CASH	(16,875)	5,356
CASH, at the beginning of the period	17,428	33

CASH, at the end of the period	$554	$5,389

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
Sunrise Energy Resources Inc. currently has its headquarters at the following address: 570 Seventh Avenue, Suite 800, New York, New York 10018. As of June 30, 2009 the company employed 2 people.

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

Furthermore, pursuant to Clause 3 - “Lender’s Right of Acceleration” of the Convertible Debenture Agreements CD-1001, CD-1009, CD-1011 and CD-1013, the Millington Solutions had the right, to declare the entire unpaid principal and interest under the Note due immediately in the event, the Company failed to make any payment of principal or interest within fifteen days after its due date or if one or more judgments which in the aggregate exceeded  $100,000 were entered against the Company. Accordingly, in the event, the Company were unable to secure adequate financing to service the redemption of CD-1011 and/or any other tranche, the Company would technically be in default on all tranches CD-1001, CD-1009, CD-1011 and CD-1013 which at that time become immediately due for repayment in the total amount of $5,684,837 including capitalized interest.

Disposition of assets and discontinuance of operations

On March 27, 2009, the Company received a proposal from Millington Solutions LLC to transfer all Company’s assets to Millington Solutions LLC in exchange for the total extinguishment of all liability to Millington Solutions LLC including but not limited to principal and interest accrued under the convertible debenture notes CD-1001, CD-1009, CD-1011 and CD-1013. Upon deliberation, the management on March 30, 2009 determined to accept the proposal of Millington Solutions LLC for the following key reasons:

•
The Company has received a notice from Millington Solutions LLC stating that Millington did not intend to extend the maturity date of the Millington Notes. The Company’s inability to make the payment of principal and interest accrued under CD-1001 in the amount of $1,211,621 will result in the Company technically defaulting on all Millington Notes in the total amount of $5,684,837 including principal and interest. The Company believed that it exhausted its best efforts to raise external financing to redeem CD-1001 in the first instance and other Millington Notes;

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

On June 24, 2009, the Company and Millington Solutions LLC executed a Share Purchase Agreement regarding the transfer of 100% stakes in Esko Pivnich and Pari to Millington in full settlement of the Millington Notes. The transaction was contingent on receiving the board approval and the majority common stockholder approval both of which were obtained on June 30, 2009.

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

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net income of $2,949,057  during the period ended June 30, 2009, while the Company’s current liabilities exceeded its current assets by $373,488.

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

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of June 30, 2009 and December 31, 2008 consisted mainly of USD denominated current accounts held at Citibank.

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

4.    OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of June 30, 2009 and December 31, 2008 consisted of the following:

	6/30/2009	12/31/2008

Professional Services	$19,275	3,280

Related parties
Advances from shareholders	332,291	275,091

Total	$351,566	$278,371

The amounts of $19,275 and $3,280 were due to the Company’s auditor and financial printer. The amount of $332,291 represents advances from shareholders with no specific terms paid to the Company during 2005-2006 and 2009.

5.    INTEREST PAYABLE

Interest payable of $22,476 as of June 30, 2009 and December, 31 2008 represented interest accrued on the loans from related parties (Note 4).

6.    SHAREHOLDERS’ EQUITY

During the first 6 months of 2009, the Company raised $147,700 from private placements of 147,700 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933.

No dividends were declared or paid by the Company during the periods ended June 30, 2009 and December 31, 2008.

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

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited) (in US dollars, except Per share amounts)

Loss from continuing operations	(353,891)	(612,917)
Income/(Loss) from discontinued operations	3,302,948	(793,988)
Net income/(loss) attributable to common stockholders	$2,949,057	$(1,406,905)

Weighted average common shares outstanding, basic	23,616,187	22,513,685
Loss from continuing operations per commion share, basic	(0.02)	(0.03)
Income/(Loss) from discontinued operations per common share, basic	0.14	(0.03)
Income/(Loss) per common share, basic	$0.12	$(0.06)

Weighted average common shares outstanding, diluted	23,616,187	22,513,685
Loss from continuing operations per commion share, basic	(0.02)	(0.03)
Income/(Loss) from discontinued operations per common share, basic	0.14	(0.03)
Loss per common share, diluted	$0.12	$(0.06)

8.	RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of June 30, 2009 and December 31, 2008 (Notes 4 and 5).

Our related parties are CJSC Infox, Zaccam Trading, Ltd.. and Burisma Holdings Limited. During the period ended June 30, 2009 we received $147,700 from Zaccam Trading, Ltd in equity financing and $57,200 in short-term loan financing from Burisma Holdings Limited to finance general corporate expenses.

9.	COMMITMENTS AND CONTINGENCIES

Environmental remediation – Under Ukrainian law, the Company is obligated to meet certain environmental remediation obligations related to its oil and gas production activities. This amount cannot be estimated at this time but is considered not to be a material amount. In accordance with the share purchase agreement executed by the Company and Millington Solutions LLC, Millington would assume all environmental remediation obligations relating to the oil & gas properties previously held by the Company through its former subsidiaries Esko Pivnich and Pari.

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

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Introduction

On June 24, 2009, the Company and Millington Solutions, LLC executed a share purchase agreement under which the Company transferred its entire interests in its wholly owned subsidiaries Esko Pivnich and Pari to Millington in settlement of Convertible Debenture Notes due to Millington in the total amount of $5,684,837 including principal and accrued interest. Millington agreed to assume any and all environmental remediation liability that may arise in relation to properties previously owned by Esko Pivnich and Pari. The Company and Millington Solutions have agreed that regardless of the actual date of executing the definitive agreements, December 31, 2008 shall be deemed the effective closing date for the disposal.

Current activities

At the present time, the Company is seeking funding to finance general corporate expenses while looking for a viable business opportunity or a merger candidate.

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

Changes in internal control over financial reporting

The Company’s principal executive officers and principal financial officer have concluded that there were no changes in the Company’s internal controls over the financial reporting or disclosure controls and procedures or in other factors during the last period that have materially affected or are reasonably likely to materially affect these controls as of the end of the period covered by this report based on such evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first 6 months of 2009, the Company raised $147,700 from private placements of 147,700 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933. The proceeds from this offering were used for general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

The following Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Balance Sheets as of June 30, 2009 and December 31, 2008

Statements of Changes in Stockholders’ Equity (Capital Deficit) for the six months ended June 30, 2009

Statements of Operations and Comprehensive Loss for the six months ended June 30, 2009 and 2008.

Notes to the Financial Statements for the periods ended June 30, 2009 and December 31, 2008

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

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: August 14, 2009	Konstantin Tsirulnikov
President and Chief Executive Officer