Form 10-Q
period 2009-09-30
SUNRISE ENERGY RESOURCES INC
filed 2009-11-16
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine months ended
September 30, 2009

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

Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $2,372,529

As of November 16, 2009, the Registrant had 23,690,037 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-Q
TABLE OF CONTENTS

PART I.

SUNRISE ENERGY RESOURCES INC.
BALANCE SHEETS
(Expressed in US Dollars)

	September 30, 2009 (UNAUDITED)	December 31, 2008 (as restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40	$17,428
Other current assets		116,123

TOTAL ASSETS	$40	$133,551

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other accounts payable – related party	362,017	278,371
Interest payable – related party	22,476	22,476
Other accounts payable	23,275

Total current liabilities	407,768	300,847

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 23,690,037 and 23,542,337 issued and outstanding as of September 30, 2009 and December 31, 2008	23,690	23,542
Additional Paid in Capital	6,626,722	6,479,170
Retained earnings (Accumulated deficit)	(7,058,140)	(6,670,009)
Total stockholders' equity (deficit)	(407,728)	(167,296)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40	$133,551

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the nine months ended
	September 30,
	2009	2008 (as restated)

OPERATING EXPENSES
Sales, general and administrative expenses	(272,008)	(379,310)

OPERATING LOSS	(272,008)	(379,310)

OTHER INCOME (EXPENSE)

Interest expense, net	(116,123)	(378,281)

Loss from continuing operations	(388,131)	(757,591)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued segment	3,302,948
Loss from operations of discontinued segment		(1,527,673)
Income/(Loss) from discontinued operations	3,302,948	(1,527,673)

NET INCOME/(LOSS)	2,914,817	(2,285,264)

TOTAL COMPREHENSIVE INCOME/(LOSS)	2,914,817	(2,285,264)

BASIC NET LOSS PER SHARE	$0.12	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,616,187	22,553,685

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

				Retained	Accumulated	Total
	Common		Additional	Earnings	Other	Stockholder's
	Stock		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit)	(Loss)	(Capital Deficit)
BALANCE, DECEMBER 31, 2007	21,704,682	$21,705	$4,643,353	$(3,523,559)	$ (32,192)	$1,109,307

Private placement of shares	1,837,655	1,837	1,835,817			1,837,654
Net loss for the year				(6,449,398)		(6,449,398)
Comprehensive loss for the year					(1,396,661)	(1,396,661)

BALANCE, DECEMBER 31, 2008	23,542,337	$23,542	$6,479,170	$(9,972,957)	$(1,428,853)	$(4,899,098)

Private placement of shares	147,700	148	147,552			147,700
Net loss for the nine months				2,914,817		2,914,817
Comprehensive loss for the nine months					1,428,853	1,428,853

BALANCE, SEPTEMBER 30, 2009	23,690,037	$23,690	$6,626,722	$(7,058,140)	$-	$(407,728)

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the nine months ended September 30,
	2009	2008 (as restated)

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$2,914,817	$(2,285,264)
Adjustments to reconcile net loss to net cash in operating activities:
Gain on disposal of discontinued segment	(3,302,948)
Loss from operations of the discontinued segment		1,527,672
Increase in other accounts payable and accruals	19,995
Increase in interest payable	116,123	332,576
NET CASH FLOW FROM OPERATING ACTIVITIES	(252,013)	(425,016)

CASH PROVIDED BY FINANCING ACTIVITIES:
Short term notes repaid		(558,257)
Short term loans received from related parties	86,925
Proceeds from share issuance	147,700	1,698,005
NET CASHFLOW FROM FINANCING ACTIVITIES	234,625	1,139,748

CASH USED IN INVESTING ACTIVITIES
Investment into discontinued operations		(706,191)
NET CASH FLOW FROM INVESTING ACTIVITIES		(706,191)

INCREASE (DECREASE) IN CASH	(17,388)	8,541
CASH, at the beginning of the period	17,428	33

CASH, at the end of the period	$40	$8,574

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

Sunrise Energy Resources Inc. currently has its headquarters at the following address: 570 Seventh Avenue, Suite 800, New York, New York 10018. As of September 30, 2009 the company employed 2 people.

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

December 31, 2008 statements have been restated to reflect the discontinued operations results of operations, financial position and cash flows are separately reported for all periods presented.

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

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net income of $2,914,817 during the period ended September 30, 2009, while the Company’s current liabilities exceeded its current assets by $407,728.

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

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of September 30, 2009 and December 31, 2008 consisted mainly of USD denominated current accounts held at Citibank.

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

4.     OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of September 30, 2009 and December 31, 2008 consisted of the following:

	9/30/2009	12/31/2008

Professional Services	$23,275	3,280

Related parties
Advances from shareholders	362,017	275,091

Total	$385,292	$278,371

The amounts of $23,275 and $3,280 were due to the Company’s auditor and financial printer. The amount of $362,017 represents advances from shareholders with no specific terms paid to the Company during 2005-2006 and 2009.

5.     INTEREST PAYABLE

Interest payable of $22,476 as of September 30, 2009 and December, 31 2008 represented interest accrued on the loans from related parties (Note 4).

6.     SHAREHOLDERS’ EQUITY

During the first 9 months of 2009, the Company raised $147,700 from private placements of 147,700 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933.

No dividends were declared or paid by the Company during the periods ended September 30, 2009 and December 31, 2008.

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

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited) (in US dollars, except Per share amounts)

Loss from continuing operations	(388,131)	(757,591)
Income/(Loss) from discontinued operations	3,302,948	(1,527,673)
Net income/(loss) attributable to common stockholders	$2,914,817	$(2,285,264)

Weighted average common shares outstanding, basic	23,616,187	22,553,685
Loss from continuing operations per commion share, basic	(0.02)	(0.03)
Income/(Loss) from discontinued operations per common share, basic	0.14	(0.07)
Income/(Loss) per common share, basic	$0.12	$(0.10)

Weighted average common shares outstanding, diluted	23,616,187	22,553,685
Loss from continuing operations per commion share, basic	(0.02)	(0.03)
Income/(Loss) from discontinued operations per common share, basic	0.14	(0.07)
Loss per common share, diluted	$0.12	$(0.10)

8.     RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of September 30, 2009 and December 31, 2008 (Notes 4 and 5).

Our related parties are CJSC Infox, Zaccam Trading, Ltd.. and Burisma Holdings Limited. During the period ended September 30, 2009 we received $147,700 from Zaccam Trading, Ltd in equity financing and $86,925 in short-term loan financing from Burisma Holdings Limited to finance general corporate expenses.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first 9 months of 2009, the Company raised $147,700 from private placements of 147,700 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933. The proceeds from this offering were used for general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

The following Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Balance Sheets as of September 30, 2009 and December 31, 2008

Statements of Changes in Stockholders’ Equity (Capital Deficit) for the nine months ended September 30, 2009

Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2009 and 2008.

Notes to the Financial Statements for the periods ended September 30, 2009 and December 31, 2008

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

Sunrise Energy Resources, Inc.

/s Konstantin Tsirulnikov
Date: November 16, 2009	Konstantin Tsirulnikov
President and Chief Executive Officer