Form 10-K
period 2009-12-31
SUNRISE ENERGY RESOURCES INC
filed 2010-03-26
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2009

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
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 26, 2010 within past 60 days: $34,931

As of March 26, 2010, the Registrant had 23,690,037 shares of common stock issued and outstanding, or committed for issuance.

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

As used in this annual report, the terms "we", "us", "our", "Company" and "Sunrise" means Sunrise Energy Resources, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

COMPANY OVERVIEW

Sunrise Energy Resources, Inc. (“Sunrise” or the “Company”) was incorporated in the State of Delaware on April 1 1991. Until December 31, 2008 we were engaged in the exploration and development of oil and gas in the Ukraine. All operating activities of Sunrise Energy Resources Inc. were conducted through our wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari  (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC).

On June 24, 2009, the Company and Millington Solutions LLC (“Millington”) executed a Share Purchase Agreement regarding the transfer of 100% stakes in Esko Pivnich and Pari to Millington in full settlement of the convertible debenture notes owed by Sunrise to Millington. Millington Solutions LLC agreed to assume and hold the Company harmless of any and all liabilities associated with Esko Pivnich and Pari whether existing prior to the sale or arising afterwards including without limitation any and all environmental remediation liabilities. The Company and Millington Solutions have agreed that regardless of the actual date of executing the definitive agreements, December 31, 2008 shall be deemed the effective closing date for the disposal. The transaction was contingent on receiving the board approval and the majority common stockholder approval both of which were obtained on June 30, 2009.

Availability of Reports

Sunrise’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (a) of the Securities Act of 1934 are available from the Securities and Exchange Commission and can be found on the SEC’s website at www.sec.gov

Offices and Employees

The headquarters of Sunrise Energy Resources, Inc. are located in New York City at 570 Seventh Avenue, New York, NY 10018. The Company currently has 2 full time employees.

Transferability of our common shares

Sunrise Energy Resources` common stock is listed on the OTC Bulletin Board quotation system under the symbol SEYR.OB.

Unregistered Sales of Equity Securities

During the year ended December 31, 2009, the Company issued 147,700 shares to purchasers outside the United States in consideration of the net proceeds of $147,701. The sale of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as the purchaser had full information concerning the business and affairs of Registrant and all certificates issued bear appropriate restrictive legends. No underwriter was involved in the transaction.

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

ITEM  2. DESCRIPTION OF PROPERTY

As of the date of this report, the Company has no significant property.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 30, 2009, the Company's sale of its subsidiaries Esko Pivnich and Pari to Millington to settle the convertible debentures held by Millington was approved by holders of approximately 85% of the Company’s outstanding shares. No other matters were submitted to a vote of security holders during the year ended December 31, 2009.

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

The following quotations reflect the high and low daily closing prices for our common stock for the periods indicated below are as follows:

OTC Bulletin Board

Quarter ended	High	Low

March 31, 2009	$0.11	$0.01

June 30, 2009	$0.11	$0.008

September 30, 2009	$0.04	$0.01

December 31, 2009	$0.02	$0.006

Computershare Trust Company Inc., located at 350 Indiana Street Suite 800 Golden Colorado 80401 (Tel 303-262-0600 Fax 303-262-0700) is the registrar and transfer agent for our common shares.

As of March 26, 2010, we had 23,690,037 shares of common stock outstanding or committed for issuance, and approximately 1,250 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

Discussion and Analysis of Financial Condition

Following the sale of Esko Pivnich and Pari, our activities were confined to providing management consulting services to clients in the United States and Europe. It is anticipated that we will require only nominal capital to maintain our corporate viability and the necessary funds will most likely be provided by income arising from our consulting activities. We anticipate that our immediate cash needs will be covered by loans provided by our shareholders.  However, in the event our income from consulting activities proves insufficient or if we fail to identify and complete an acquisition of an operating business and/or do not raise significant outside financing, there is substantial doubt about our ability to continue as a viable corporation.

Going Concern - These financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, the Company requires additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to continue as a going concern, it would likely be unable to realize the carrying value of the Company's assets reflected in the balances set out in the preparation of financial statements. The Company's limited revenue history, high concentration of credit risk in consequence of its dependence on a single major customer and limited funding raise substantial doubt about the Company's ability to continue as a going concern.

Plan of operations

At the present time, we are actively marketing our management consulting services to clients in the United States and Europe. Simultaneously, we are investigating possible business opportunities with the intent to acquire or merge with one or more business ventures.

Results of Operations

Sales, general and administrative expenses

Sales, general and administration expenses in 2009 went down to $297,360 from $510,794 in 2008. The reduction was mainly caused by smaller professional expenses as a result of the disposal of operating business in the beginning of 2009.

Interest expense

Net interest expense went down from $427,467 in 2008 to $116,123 in 2009 mainly as a result of the extinguishment of the Dutchess Note in February 2008.

Net income

The accounting net income of $2,889,465 in 2009 resulted from the disposal of Esko Pivnich and Pari that were previously written down during 2008 following the reserve report from the Company’s geologists showing the absence of proved reserves at Esko Pivnich’s key producing field.

Liquidity and Capital Resources

Since inception, we have financed our operations from private sources. We anticipate continuing losses in the near future while we are establishing our management consulting business and seeking a business combination. We are currently discussing various financing options with private investors that include Company shareholders however, no assurance can be provided as to if, when and in what amount such new financing may be received by the Company. Failure to timely receive such financing may cause us to significantly curtail or altogether suspend our capital expenditure program. This may, in turn, have material adverse effect on our production activities.

Cash flow

Cash used by operating activities for the years ended December 31, 2009 and 2008 amounted to $272,364 and $521,301 respectively.

Cash Requirements

The Company anticipates it will require around $40,000 in 2010 to continue in operating existence. The Company anticipates raising this amount from the cash generated by its management consultancy business and/or through shareholder loans. However, there is no certainty these cashflow expectations would materialize and the timing of those cashflows.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 1 of the Notes to the Financial Statements.

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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company earned an accounting net income of $2,889,465 during the year ended December 31, 2009, and, as of December 31, 2009, the Company’s current liabilities exceeded its current assets by $433,079.

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2009 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, John A. Braden & Co., P.C. on the financial statements of Sunrise Energy Resources, Inc.  (the “Company”) for the year ended December 31, 2009 is included herein immediately preceding the audited financial statements for the respective periods.

SUNRISE ENERGY RESOURCES, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF SUNRISE ENERGY RESOURCES, INC:

We have audited the accompanying balance sheet of Sunrise Energy Resources, Inc. (“the Company”) as of December 31, 2009 and December 31, 2008, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Energy Resources, Inc at December 31, 2009, and the related results of their operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company earned a net income of $2,889,465 during the year ended December 31, 2009, and, as of December 31, 2009, the Company’s current liabilities exceeded its current assets by $433,079. These factors, among others, including the Company’s ability to develop the properties for which the Company has licenses, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John A. Braden & Company, P.C.

Houston, Texas
March 26, 2010

SUNRISE ENERGY RESOURCES INC.
BALANCE SHEETS
(Expressed in US Dollars)

	December 31,	December 31,
	2009	2008
		(as restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38	$17,428
Other current assets		116,123

TOTAL ASSETS	$38	$133,551

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other accounts payable – related party	382,365	275,091
Interest payable – related party	22,476	22,476
Other accounts payable	28,276	3,280
Deferred income		4,731,802

Total current liabilities	433,117	5,032,649

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 23,690,037 and 23,542,337 issued and outstanding as of December 31, 2009 and December 31, 2008	23,690	23,542
Additional Paid in Capital	6,626,723	6,479,170
Retained earnings (Accumulated deficit)	(7,083,492)	(9,972,957)
Other comprehensive loss		(1,428,853)
Total stockholders' equity (deficit)	(433,079)	(4,899,098)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38	$133,551

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC. STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)

	For the year ended
	December 31
	2009	2008
		(as restated)
OPERATING EXPENSES
Sales, general and administrative expenses	$(297,360)	$(510,794)

OPERATING LOSS	(297,360)	(510,794)

OTHER EXPENSES
Net interest expense	(116,123)	(427,467)

LOSS BEFORE TAX AND EXTRAORDINARY ITEMS	(413,483)	(938,261)

Gain on disposal of discontinued operations	3,302,948
Loss from operations of discontinued segment		(5,511,137)

NET LOSS	2,889,465	(6,449,338)

COMPREHENSIVE INCOME/(LOSS)	$2,889,465	$(6,449,398)

BASIC LOSS (EARNINGS) PER SHARE	$0.12	$(0.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,616,187	22,623,510

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)

				Retained	Accumulated	Total Stockholder's
	Common		Additional	Earnings	Other	Equity
	Stock		Paid-in	(Accumulated	Comprehensive	(Capital
	Shares	Amount	Capital	Deficit)	(Loss)	Deficit)
BALANCE, DECEMBER 31, 2007	21,704,682	$21,705	$4,643,353	$(3,523,559)	$ (32,192)	$1,109,307

Private placement of shares	1,837,655	1,837	1,835,817			1,837,654
Net loss for the year				(6,449,398)		(6,449,398)
Other comprehensive loss					(1,396,661)	(1,396,661)

BALANCE, DECEMBER 31, 2008	23,542,337	$23,542	$6,479,170	$(9,972,957)	$(1,428,853)	$(4,899,098)

Private placement of shares	147,700	148	147,553			147,701
Net loss for the year				2,889,465		2,889,465
Other comprehensive gain[1]					1,428,853	1,428,853

BALANCE, DECEMBER 31, 2009	23,690,037	$23,690	$6,626,723	$(7,083,492)	$-	$(433,079)
(1) Removal of previously recorded foreign currency translation adjustments associated with the Company’s Ukrainian operations

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the year ended December 31,
	2009	2008 (as restated)

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income/(loss)	$2,889,465	$(6,449,398)
Adjustments to reconcile net loss to net cash in operating activities:
Gain on disposal of discontinued segment	(3,302,948)
Loss from operations of the discontinued segment		5,511,137
Increase in other accounts payable and accruals	24,996
Increase in interest payable	116,123	416,960
NET CASH FLOW FROM OPERATING ACTIVITIES	(272,364)	(521,301)

CASH PROVIDED BY FINANCING ACTIVITIES:
Short term notes repaid		(558,257)
Short term loans received from related parties	107,273
Proceeds from share issuance	147,701	1,837,655
NET CASHFLOW FROM FINANCING ACTIVITIES	254,974	1,279,398

CASH USED IN INVESTING ACTIVITIES
Investment into discontinued operations		(740,702)
NET CASH FLOW FROM INVESTING ACTIVITIES		(740,702)

INCREASE (DECREASE) IN CASH	(17,390)	17,395
CASH, at the beginning of the period	17,428	33

CASH, at the end of the period	$38	$17,428
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

1.  NATURE OF BUSINESS

Sunrise Energy Resources, Inc. (“Sunrise” or the “Company”) was incorporated in the State of Delaware on April 1 1991. Until December 31, 2008 we were engaged in the exploration and development of oil and gas in the Ukraine. All operating activities of Sunrise Energy Resources Inc. were conducted through our wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC).

On June 24, 2009, the Company and Millington Solutions LLC (“Millington”) executed a Share Purchase Agreement regarding the transfer of 100% stakes in Esko Pivnich and Pari to Millington in full settlement of the convertible debenture notes owed by Sunrise to Millington. Millington Solutions LLC agreed to assume and hold the Company harmless of any and all liabilities associated with Esko Pivnich and Pari whether existing prior to the sale or arising afterwards including without limitation any and all environmental remediation liabilities. The Company and Millington Solutions have agreed that regardless of the actual date of executing the definitive agreements, December 31, 2008 shall be deemed the effective closing date for the disposal. The transaction was contingent on receiving the board approval and the majority common stockholder approval both of which were obtained on June 30, 2009.

Sunrise Energy Resources Inc. currently has its headquarters at the following address: 570 Seventh Avenue, Suite 800, New York, New York 10018.

At December 31, 2009 the company employed 2 people.

2.  PRESENTATION OF FINANCIAL STATEMENTS

Basis of Presentation – These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company earned a net income of $2,889,465 during the year ended December 31, 2009, and as of December 31, 2009, the Company’s current liabilities exceeded its current assets by $433,079.

In order to maintain its corporate status and finance its operating costs, the Company plans to rely on the potential cashflow from its new management consulting business and/or shareholder loans. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Functional and Reporting Currency – US dollar is the reporting currency of the accompanying financial statements.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation – The financial statements incorporate the financial statements of Sunrise Energy Resources Inc. and other enterprises, where the Company, directly or indirectly exercises control. Control is achieved where the Company has the power to govern the financial and operating policies of an investee enterprise so as to obtain benefits from its activities. All significant intercompany transactions, balances and unrealized gains (losses) on transactions are eliminated on consolidation.

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

Cash and Cash Equivalents – Cash include petty cash and cash held in checking bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2009 consisted of USD balances at the Company’s checking account with Citibank.

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

New accounting pronouncements:

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

ASC Topic 855, "Subsequent Events", ASC Topic 810, "Accounting for Transfers of Financial Assets", ASC Topic 105 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- were recently issued. Above codifications have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4. OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of December 31, 2009 and December 31, 2008 consisted of the following:

	12/31/2009	12/31/2008

Professional Services	$28,276	3,280

Related parties
Advances from shareholders	382,365	275,091

Total	$410,641	$278,371

The amounts of $28,276 as of 12/31/2009 and $3,280 as of 12/31/2008 were due to the Company’s auditor and financial printer. The amounts of $382,365 as of 12/31/2009 and $275,091 as of 12/31/2008 represent loans from shareholders with no specific terms paid to the Company during 2005-2006 and 2009.

5.       INTEREST PAYABLE

Interest payable of $22,476 as of December, 31 2009 and December, 31 2008 represented interest accrued on the loans from related parties (Note 4).

6.  SHAREHOLDERS’ EQUITY

During 2009, the Company raised $147,701 from private placements of 147,701 shares Company’s unregistered stock to non-US investors in reliance on Regulation S as promulgated under the Securities Act of 1933.

No dividends were declared or paid by the Company during the periods ended December 31, 2009 and December 31, 2008.

7.       INCOME/LOSS PER COMMON SHARE

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period. In accordance with SFAS No. 128 “Earnings per share”, diluted net income per common share is computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. However, according to paragraph 16 of SFAS No. 128, no potential common shares shall be included in the computation of any diluted per share amount when a loss from continuing operations exists.

	Year Ended December 31,
	2009	2008
	(Unaudited) (in US dollars, except Per share amounts)

Loss from continuing operations	$(413,483)	$(938,261)
Income/(Loss) from discontinued operations	3,302,948	(5,511,137)
Net income/(loss) attributable to common stockholders	$2,889,465	$(6,449,338)

Weighted average common shares outstanding, basic	23,616,187	22,553,685
Loss from continuing operations per common share, basic	(0.02)	(0.04)
Income/(Loss) from discontinued operations per common share, basic	0.14	(0.25)
Income/(Loss) per common share, basic	$0.12	$(0.29)

Weighted average common shares outstanding, diluted	23,616,187	22,553,685
Loss from continuing operations per common share, basic	(0.02)	(0.04)
Income/(Loss) from discontinued operations per common share, basic	0.14	(0.25)
Loss per common share, diluted	$0.12	$(0.29)

8.  RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of December 31, 2009 and December 31, 2008 (Notes 4 and 5).

Our related parties are CJSC Infox, Zaccam Trading, Ltd.. and Burisma Holdings Limited. During the year ended December 31, 2009 we received $147,701 from Zaccam Trading, Ltd in equity financing and $107,274 in short-term loan financing from Burisma Holdings Limited to finance general corporate expenses.

9.  COMMITMENTS AND CONTINGENCIES

Environmental remediation – Under the laws of Ukraine the Company is obligated to conform to certain environmental remediation obligations related to the oil and gas production activities. This amount can not be estimated but is not considered to be material. In accordance with the share purchase agreement executed by the Company and Millington Solutions LLC, Millington would assume all environmental remediation obligations relating to the oil & gas properties previously held by the Company through its former subsidiaries Esko Pivnich and Pari.

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

None

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009, as a result of the identification of the material weakness described below.

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

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of qualified personnel in the Company’s accounting department required to present the financial reports it in accordance with US GAAP including all disclosures on a timely basis.

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

Conclusion

The above identified material weakness did not result in material audit adjustments to our 2009 financial statements. Based on our current size and size of operations, we do not believe it is economically feasible to remediate this weakness. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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

Name	Position	Age	Date elected or appointed
Konstantin Tsiryulnikov	CEO, Sunrise Energy Resources, Inc.	31	December – 2004

David A. Melman	Independent Director of Sunrise Energy Resources Inc	67	1997

Roman Livson	CFO, Sunrise Energy Resources, Inc.	39	August 2005

Leon Golden	Independent Director, Sunrise Energy Resources, Inc.	47	December – 2004

Directors and Key Personnel

Mr. Konstantin Tsiryulnikov, President, CEO, of Sunrise Energy Resources. Mr. Tsiryulnikov is president of Odessa Consulting (Canada), and has extensive experience in international business relating to the former Soviet Union countries, concentrating in the Oil and Gas industry. Mr. Tsiryulnikov also serves as the manager of international relations for the L.Z. Group (Canada). Mr. Tsiryulnikov holds an International Business Certificate from the Kyiv Financial Institute and a B.S. degree from the University of Toronto.

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

During the fiscal year ending 12/31/2009, the Audit Committee was responsible for the general oversight of audit, legal compliance and potential conflict of interest matters, including (a) recommending the engagement and termination of the independent public accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services, (c) reviewing adjustments recommended by the independent public accountant and addressing disagreements between the independent public accountants and management, (d) reviewing the adequacy of internal controls and management’s handling of identified material inadequacies and reportable conditions in the internal controls over financial reporting and compliance with laws and regulations, and (e) supervising the internal audit function, which may include approving the selection, compensation and termination of internal auditors.

For the fiscal year ended 12/31/2009, the Board of Directors conducted discussions with management and the independent auditor regarding the acceptability and the quality of the accounting principles used in the reports in accordance with Statements on Accounting Standards (SAS) No. 61. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements. The Audit Committee also discussed the other items with the auditors required by SAS No. 61 as amended. In addition, the Board of Directors discussed with the independent auditor the matters in the written disclosures required by Independence Standards Board Standard No. 1.

For the fiscal year ended 12/31/2009, the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company’s independent auditor.

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

Compliance with Section 16(b) of the Exchange Act

Based solely on our review of Forms 3, 4, and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2009 all of our officers, directors, and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM  10. EXECUTIVE COMPENSATION

The Company estimates the fair value of the management compensation for 2009 to be not materially different from these accrued ones:

Name and principal position	Actual salary
Konstantin Tsirulnikov	$44,325
CEO of Sunrise Energy Resources, Inc.

Roman Livson	$25,175
CFO of Sunrise Energy Resources, Inc.

Leon Golden	Currently Nominal
Independent Director, Sunrise Energy Resources, Inc.

David A. Melman
Independent Director of Sunrise Energy Resources, Inc.	Currently Nominal

Total	$69,500

The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2009.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of March 26, 2010, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The following table sets forth for the fiscal year ended December 31, 2008, the individuals or entities known to the Company to beneficially own 5% or more of the Company’s outstanding shares of voting securities.

Name Of Beneficial Owner	Title of Class	Number of Shares		Percent of Class
Burisma Holdings Limited	Common	16,503,817	[1]	69.67%
17 GR XENOPOLOU STREET
3106
LIMASSOL
Cyprus

Mr. David A. Melman
5353 Memorial Drive
Suite 4012
Houston Texas 77007	Common	200,000	[2]	0.84%

(1) Burisma Holdings Limited, a Cypriot corporation is owned in equal proportions by Messrs. Mykola Lissin and Mykola Zlochewsky, both residents of the Ukraine.

(2) Does not include the shares held by Midland Trust Company, Ltd. which owns 0.84% of the total issued and outstanding shares.  Mr. Melman held an irrevocable proxy to vote the above shares on certain matters. Mr. Melman disclaims any beneficial ownership of such shares.

Security Ownership of Management

The following table sets forth information concerning the beneficial ownership of the Company’s New Common Stock for the fiscal year ended December 31, 2009 by Mr. David Melman, Independent Director.

Name and Address of Beneficial Owner	Amount of Beneficial Interest	Percent of Class
Mr. David A. Melman	0.84%	Common stock

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

ITEM  13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2009 professional services were mostly rendered for the Company by John A. Braden & Co. P.C. accounting firm while during 2008 the professional services were mostly rendered by GLO CPAs LLLP.

Total professional fees incurred by the Company for the years ended December 31, 2009 and 2008 consisted of the following:

	2009 John A. Braden & Co.	2008 GLO CPAs LLLP
Audit	$34,996	$87,139
Audit related	—	—
Tax	—	—
All other fees	—	—
Total	$34,996	$87,139

Audit Fees

The Audit Fees for 2009 and 2008 were for services associated with the U.S. GAAP audits, and registration statements.

Audit Related Fees

During 2009 and 2008 we did not pay any audit related fees.

Tax Fees

During 2009 and 2008 we did not pay any tax related fees.

All Other Fees

During 2009 and 2008 we did not pay any other fees.

Audit Committee Pre-Approval Policies and Procedures

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of John A. Braden and Co P.C., and previously, GLO CPAs LLLP and John A. Braden and Co, P.C. for all audit and non-audit services, including tax services. Our Audit Committee pre-approved the engagement terms and fees of John A. Braden and Co., P.C. and GLO CPAs LLLP for all services performed for the fiscal year ended December 31, 2009 and 2008.

SUBSIDIARIES:

None

PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

Form 8-k dated February 12, 2009 regarding the change of certifying accountant.

Form 8-k dated March 16, 2009 regarding material impairments.

Form 8-k dated March 26, 2009 regarding triggering events that accelerate or increase  a direct financial obligation or an obligation under a balance sheet arrangement.

Form 8-k dated April 3, 2009 regarding disposition of assets.

Form 8-k dated June 26, 2009 regarding disposition of assets.

The following Financial Statements pertaining to Sunrise Energy Resources are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm – John A. Braden and Co., P.C. for the year ended December 31, 2009

Balance Sheets as of December 31, 2009 and December 31, 2008

Statements of Changes in Stockholders’ Equity (Capital Deficit) for the years ended December 31, 2009 and 2008.

Statement of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to the Financial Statements for the year ended December 31, 2009.

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

Date	Signature	Title
March 26, 2010		CEO