Form 10-Q
period 2010-03-31
SUNRISE ENERGY RESOURCES INC
filed 2010-05-14
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended

March 31, 2010

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

Large accelerated filer ☐                                                                                      Accelerated filer ☐
Non-accelerated filer   ☐                                                                                     Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $Nil

As of May 14, 2010, the Registrant had 23,690,037 shares of common stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐; No ☒

SUNRISE ENERGY RESOURCES, INC.

FORM 10-Q

PART I.

SUNRISE ENERGY RESOURCES INC.
BALANCE SHEETS
(Expressed in US Dollars)

	March 31, 2010 (UNAUDITED)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$38
Other current assets

TOTAL ASSETS	$-	$38

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other accounts payable – related party	384,532	382,365
Interest payable – related party	22,476	22,476
Other accounts payable	32,276	28,276

Total current liabilities	439,284	433,117

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 23,690,037 issued and outstanding as of March 31, 2010 and December 31, 2009	23,690	23,690
Additional Paid in Capital	6,626,723	6,626,723
Retained earnings (Accumulated deficit)	(7,089,697)	(7,083,492)
Total stockholders' equity (deficit)	(439,284)	(433,079)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$38

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the three months ended
	March 31,
	2010	2009

OPERATING EXPENSES
Sales, general and administrative expenses	$(6,205)	$(177,507)

OPERATING LOSS	(6,205)	(177,507)

OTHER INCOME (EXPENSE)

Interest expense, net	-	(116,507)

Loss from continuing operations	(6,205)	(293,630)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued segment		3,302,948
Income/(Loss) from discontinued operations	(6,205)	3,302,948

NET INCOME/(LOSS)	(6,205)	3,009,318

TOTAL COMPREHENSIVE INCOME/(LOSS)	$(6,205)	$3,009,318

BASIC NET LOSS PER SHARE	$(0.00)	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,690,037	23,616,187

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

						Total
				Retained	Accumulated	Stockholder's
	Common		Additional	Earnings	Other	Equity
	Stock		Paid-in	(Accumulated	Comprehensive	(Capital
	Shares	Amount	Capital	Deficit)	(Loss)	Deficit)
BALANCE, DECEMBER 31, 2008	23,542,337	$23,542	$6,479,170	$(9,972,957)	$(1,428,853)	$(4,899,098)

Private placement of shares	147,700	148	147,553			147,701
Net loss for the year				2,889,465		2,889,465
Comprehensive loss for the year					1,428,853	1,428,853

BALANCE, DECEMBER 31, 2009	23,690,037	$23,690	$6,626,723	$(7,083,492)	$-	$(433,079)

Net loss for the three months				(6,205)		(6,205)

BALANCE, MARCH 31, 2010	23,690,037	$23,690	$6,626,722	$(7,089,697)	$-	$(439,284)

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the three months ended March 31,
	2010	2009

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(6,205)	$3,009,318
Adjustments to reconcile net loss to net cash in operating activities:
Gain on disposal of discontinued segment		(3,302,948)
Increase in other accounts payable and accruals	6,167	14,995
Increase in interest payable		116,123
NET CASH FLOW FROM OPERATING ACTIVITIES	(38)	(162,512)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from share issuance		147,700
NET CASHFLOW FROM FINANCING ACTIVITIES	-	147,700

CASH USED IN INVESTING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	(38)	(14,812)
CASH, at the beginning of the period	38	17,428

CASH, at the end of the period	$-	$2,616

The accompanying notes are an integral part of the financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CASH FLOWS
SUPPLEMENTAL INFORMATION
(Expressed in US Dollars)
UNAUDITED

	Three Months Ended
	March 31,
	2010	2009
Cash paid for:
Income taxes	$-	$-

Non-cash investing and financing transactions:	$-	$-

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

Sunrise Energy Resources Inc. currently has its headquarters at the following address: 570 Seventh Avenue, Suite 800, New York, New York 10018. As of March 31, 2010 the company employed 2 people.

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

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $6,205 during the period ended March 31, 2010, while the Company’s current liabilities exceeded its current assets by $439,284.

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

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amount of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2009 consisted mainly of USD denominated current accounts held at Citibank.

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

4.      OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of March 31, 2010 and December 31, 2009 consisted of the following:

	3/31/2010	12/31/2009

Professional Services	$32,276	$28,276

Related parties
Advances from shareholders	384,532	382,365

Total	$416,808	$410,641

The amounts of $32,276 and $28,276 were due to the Company’s auditor, transfer agent and financial printer. The amounts of $384,532 and $382,365 represent advances from shareholders with no specific terms paid to the Company during 2005-2006 and 2009-2010.

5.       INTEREST PAYABLE

Interest payable of $22,476 as of March 31, 2010 and December, 31 2009 represented interest accrued on the loans from related parties (Note 4).

6.       SHAREHOLDERS’ EQUITY

No dividends were declared or paid by the Company during the periods ended March 31, 2010 and December 31, 2009.

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

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited) (in US dollars, except Per share amounts)

Loss from continuing operations	$(6,205)	$(293,630)
Income from discontinued operations		3,302,948
Net income/(loss) attributable to common stockholders	$(6,205)	$3,009,318

Weighted average common shares outstanding, basic	23,690,037	23,616,187
Loss from continuing operations per common share, basic	(0.00)	(0.01)
Income/(Loss) from discontinued operations per common share, basic	0.00	0.14
Income/(Loss) per common share, basic	$0.00	$0.13

Weighted average common shares outstanding, diluted	23,690,037	23,616,187
Loss from continuing operations per common share, basic	(0.00)	(0.01)
Income/(Loss) from discontinued operations per common share, basic	0.00	0.14
Loss per common share, diluted	$0.00	$0.13

8.      RELATED PARTIES
Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of March 31, 2010 and December 31, 2009 (Notes 4 and 5). Our related parties are CJSC Infox, Zaccam Trading, Ltd.. and Burisma Holdings Limited.

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

11.     SUBSEQUENT EVENTS

On May 12, 2010, Mr. David A. Melman, the Сhairman of the Board of Directors of the Company notified Sunrise Energy Resources, Inc. (the “Company”) of his decision to resign as director and Chairman of the Board of Directors of the Company. Mr. Melman’s resignation was effective immediately. Mr. Melman’s resignation was not based on any disagreement with the Company, known to any executive officer or director of the Company, on any matter relating to the Company’s operations, policies or practices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

Current activities

At the present time, the Company is engaged in oil and gas consulting business.

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

Accordingly, our independent auditors included an explanatory paragraph in their report of the December 31, 2009 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no revenue during the reported period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2009 Annual Report on Form 10-K including Risk Factors of Part I, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

None

Item 6.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

The following Financial Statements pertaining to Sunrise Energy Resources are filed as part of this quarterly report:

Form 8-K dated May 12, 2010 regarding the resignation of David A. Melman as director and Chairman of the Board of Directors of the Company.

Balance Sheets as of March 31, 2010 and December 31, 2009

Statements of Changes in Stockholders’ Equity (Capital Deficit) for the three months ended March 31, 2010

Statements of Operations and Comprehensive Loss for the three months ended March 31, 2010 and 2009.

Notes to the Financial Statements for the periods ended March 31, 2010 and December 31, 2009

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

Sunrise Energy Resources, Inc.

/s/ Konstantin Tsiryulnikov
Date: May 14, 2010	Konstantin Tsiryulnikov
President and Chief Executive Officer