Form 10-Q
period 2010-06-30
SUNRISE ENERGY RESOURCES INC
filed 2010-08-17
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number 1-11248

SUNRISE ENERGY RESOURCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3463 Magic Drive, Suite 425
San Antonio, TX	78829
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (210) 861-8353

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 4, 2010, the Registrant had 23,747,827 shares of common stock $.001 par value issued and outstanding.

SUNRISE ENERGY RESOURCES, INC.

FORM 10-Q

PART I.

SUNRISE ENERGY RESOURCES INC.
BALANCE SHEETS
(Expressed in US Dollars)

	June 30, 2010	December 31, 2009
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$38
Other current assets

TOTAL ASSETS	$-	$38

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other accounts payable – related party	-	382,365
Interest payable – related party	-	22,476
Other accounts payable	32,276	28,276
Total current liabilities	32,276	433,117

Convertible notes payable	431,064	-

TOTAL LIABILITIES	463,340	433,117

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $.001 par value, 75,000,000 authorized, 23,747,827 and 23,690,037issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	23,748	23,690
Additional Paid-in Capital	6,626,665	6,626,723
Retained earnings (Accumulated deficit)	(7,113,753)	(7,083,492)
Total stockholders' equity (deficit)	(439,284)	(433,079)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$38

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF OPERATIONS
(Expressed in US Dollars except share amounts)
UNAUDITED

	For the six months		For the three months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

OPERATING EXPENSES
Sales, general and administrative expenses	$19,914	$237,768	$13,709	$60,261

LOSS FROM OPERATIONS	(19,914)	(237,768)	(13,709)	(60,261)

OTHER INCOME (EXPENSE)
Interest expense, net	(10,347)	(116,123)	(10,347)	-

Net loss from continuing operations	(30,261)	(353,891)	(24,056)	(60,261)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued segment	-	3,302,948	-	-

NET INCOME (LOSS)	$(30,261)	$2,949,057	$(24,056)	$(60,261)

NET INCOME (LOSS) PER COMMON SHARE – Basic and fully diluted
Continuing operations	$-	$(0.01)	$-	$-
Discontinued operations	-	0.14	-	-
Net income (loss)	$-	$0.12	$-	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,690,037	23,616,187	23,690,037	23,616,187

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common Stock		Additional Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2009	23,690,037	$23,690	$6,626,723	$(7,083,492)	$(433,079)

Correction in number of outstanding shares	57,790	58	(58)	-	-
Net loss for the six months	-	-	-	(30,261)	(30,261)

BALANCE, JUNE 30, 2010	23,747,827	$23,748	$6,626,665	$(7,113,753)	$(463,340)

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the six months ended June 30,
	2010	2009

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(30,261)	$2,949,057
Adjustments to reconcile net loss to net cash in operating activities:
Gain on disposal of discontinued segment	-	(3,302,948)
Changes in operating assets and liabilities:
Accounts payable – related party	-	15,993
Interest payable – related party	-	116,123
Accrued interest payable	10,347	-
NET CASH USED IN OPERATING ACTIVITIES	(19,914)	(221,775)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from loans from related parties	19,876	57,200
Proceeds from issuance of common stock	-	147,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,876	204,900

CASH USED IN INVESTING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	(38)	(16,875)
CASH, at the beginning of the period	38	17,428

CASH, at the end of the period	$-	$553

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Noncash investing and financing transactions:
Refinancing of demand notes to convertible notes payable	$420,717	$-

The accompanying notes are an integral part of these financial statements.

SUNRISE ENERGY RESOURCES INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

Until December 31, 2008 all operating activities of Sunrise Energy Resources Inc. were conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company EskoPivnich (“EskoPivnich” or “EP”) and Pari(“Pari”) both formed as Ukrainian Closed Joint Stock Companies ("CJSC").EskoPivnich and Pari were engaged in oil and gas exploration and development in the country of Ukraine.  While the Company had 8 leases which were licensed to the Company’s wholly owned subsidiaries EskoPivnich and Pari, the production activities were limited to Karaikozovsk field in Eastern Ukraine. In addition to selling oil and gas produced from its Karaikozovsk lease, the Company purchased oil and gas from third parties. The purchased hydrocarbons were subsequently resold to third parties in order to enable EskoPivnich to fulfill its monthly delivery obligations. The Ukrainian operations were sold in June2009. The Company now has operations in San Antonio, Texas. The Company has developed a new business plan to identify or develop “green technologies” which improve energy efficiencies.

Sunrise Energy Resources Inc. currently has its headquarters at the following address: San Antonio Tech Center Building, 3463 Magic Drive, Suite 425, San Antonio, Texas 78829. As of June 30, 2010 the Company’s only employee was its CEO.

2.	PRESENTATION OF FINANCIAL STATEMENTS

Interim Financial Statements – These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2009, as reported in the most recent Form 10-K, have been omitted.

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $30,261 during the six months ended June 30, 2010, while the Company’s current liabilities exceeded its current assets by $32,276.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis by raising additional funds through debt or equity financing. The Company expects to satisfy its cash requirements by obtaining additional loans; however, there is no assurance that additional capital will be available to the Company when needed and on acceptable terms.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2009 consisted mainly of USD denominated current accounts held at Citibank.  The Company held no cash or cash equivalents at June 30, 2010.

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

4.	OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Professional Services	$32,276	$28,276

Related parties
Advances from shareholders	-	382,365

Total	$32,276	$410,641

The amounts of $32,276 and $28,276were due to the Company’s auditor, transfer agent and financial printer as of June 30, 2010 and December 31, 2009, respectively.The amount of $382,365 owed as of December 31, 2009 represents advances from shareholders with no specific terms paid to the Company during 2005-2006 and 2009-2010. As discussed in Note 5 below, those amounts were converted into a convertible note payable during the six months ended June 30, 2010.

5.	CONVERTIBLE NOTE PAYABLE

On April 1, 2010, the lenders on the Company’s outstanding related party demand notes instructed the Company to repay those notes along with accrued interest at the earliest possible date.  The Company has been unable to obtain replacement financing to repay those notes.  Therefore the Company and the lenders agreed to refinance the debt as described below.

On May 23, 2010, the Company issued a 10% Subordinated Convertible Note payable to Infox Ltd. (a related party) in the amount of $297,567 in repayment of demand notes in the amount of $275,091 and accrued interest of $22,476.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.

On May 23, 2010, the Company issued a 10% Subordinated Convertible Note payable to Zaccam Trading Ltd. (a related party) in the amount of $109,441 in repayment of demand notes in the same amount.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.

On June 2, 2010, the Company issued a 10% Subordinated Convertible Note payable to Zaccam Trading Ltd. (a related party) in the amount of $13,709 in repayment of demand notes in the same amount.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the three notes listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flows under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes.  No gain or loss on the modifications was required to be recognized.

The Company evaluated the terms of the three notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be greater than the market value of underlying common stock at the inception of the note.  Therefore, no beneficial conversion feature was recognized.

On June 4, 2010, Infox Ltd. and Zaccam Trading Ltd. each assigned their outstanding 10% Subordinated Convertible Notes to two unrelated third parties.  No other terms of the notes were modified.

6.	SHAREHOLDERS’ EQUITY

No dividends were declared or paid by the Company during the periods ended June 30, 2010 and December 31, 2009.

During the six months ended June 30, 2010, the Company’s transfer agent noted an error in the number of outstanding shares.  As a result, the number of outstanding shares was increased by 57,790 shares.  The error in the number of outstanding shares was identified in the process of switching transfer agents during June 2010.  The Company does not consider the prior error material.

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

	Six Months Ended June 30,
	2010	2009
	(Unaudited) (in US dollars, except Per share amounts)
Loss from continuing operations	$(30,261)	$(353,891)
Income from discontinued operations	-	3,302,948
Net income/(loss) attributable to common stockholders	$(30,261)	$2,949,057

Weighted average common shares outstanding, basic	23,690,037	23,616,187
Loss from continuing operations per common share, basic	(0.00)	(0.01)
Income/(Loss) from discontinued operations per common share, basic	0.00	0.14
Income/(Loss) per common share, basic	$0.00	$0.12

Weighted average common shares outstanding, diluted	23,690,037	23,616,187
Loss from continuing operations per common share, diluted	(0.00)	(0.01)
Income/(Loss) from discontinued operations per common share, diluted	0.00	0.14
Loss per common share, diluted	$0.00	$0.12

8.	RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of June 30, 2010 and December 31, 2009 see Notes 4 and 5. Our related parties are CJSC Infox, Zaccam Trading, Ltd.. and Burisma Holdings Limited.

On May 12, 2010, Mr. David A. Melman, the Сhairman of the Board of Directors of the Company, notified the Company of his decision to resign as director and Chairman of the Board of Directors of the Company. Mr. Melman’s resignation was effective immediately. Mr. Melman’s resignation was not based on any disagreement with the Company, known to any executive officer or director of the Company, on any matter relating to the Company’s operations, policies or practices.

9.	COMMITMENTS AND CONTINGENCIES

Environmental remediation – Under Ukrainian law, the Company is obligated to meet certain environmental remediation obligations related to its former oil and gas production activities. This amount cannot be estimated at this time but is considered not to be a material amount. In accordance with the share purchase agreement executed by the Company and Millington Solutions LLC, Millington assumed all environmental remediation obligations relating to the oil and gas properties previously held by the Company through its former subsidiaries EskoPivnich and Pari.

Litigation– The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

10.	RISK MANAGEMENT POLICIES

Management of risk is an essential element of the Company’s operations. The main risks inherent to the Company’s operations are those related to credit risk exposures and market movements in interest rates. A description of the Company’s risk management policies in relation to those risks is provided below.

Credit risk–The Company is exposed to credit risk which is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.

Interest rate risk – Interest rate risk arises from the possibility that changes in interest rates will affect the value of a financial instrument.

Currently, the Company’s approach to the interest risk limitation is borrowing at fixed rates and for short periods.

11.	CHANGE IN CONTROL

On June 12, 2010, five purchasers acquired control of 16,503,817 shares of the Company’s issued and outstanding common stock representing approximately 69.67% of the total shares issued and outstanding from Burisma Holdings Limited. The aggregate purchase price for the shares was $270,000. Cambridge Securities of Panama, a Panama Corporation, acquired 12,082,325 shares of common stock, and four other unrelated corporations each acquired control of 1,105,373 shares of common stock.  As a result of this transaction, there has been a change in control of the Company, and Cambridge Securities of Panama is now the Company’s majority shareholder.

In accordance with the transaction described above, effective June 12, 2010 the Company’s directors Konstantin Tsiryulnikov and Leon Golden resigned from their positions. In addition, Konstantin Tsiryulnikov resigned as Chief Executive Officer of the Company and Roman Livson resigned as Chief Financial Officer of the Company. Their resignation was not based on any disagreement with the Company, known to any executive officer or director of the Company, on any matter relating to the Company’s operations, policies or practices. Upon their departure, Dean McCall was appointed as the Company’s sole director, Chief Executive Officer and Secretary.

12.	SUBSEQUENT EVENTS

Effective August 6, 2010, Dean McCall, sole Director, CEO and Secretary of the Company, resigned from all positions held with the Company, including resigning from Board service.  There was no disagreement, as defined in 17 CFR 240.3b-7, between the Registrant and Mr. McCall at the time of Mr. McCall's resignation from the Board of Directors.

Also on August 6, 2010, the Company appointed John Shearer as sole Director, CEO and Secretary to replace Mr. McCall.  Mr. Shearer will serve as a director until his successor has been elected at the next annual meeting of the Company's shareholders or until his earlier resignation, removal, or death, and Mr. Shearer has not been appointed to any committees of the Board as the Board does not presently have any committees.

13.	INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. There are no uncertain tax positions.

The Company does not have significant net operating loss carryforwards as the majority of net operating loss carryforwards created in prior years are not expected to be available to offset future earnings due to the change in control of the Company.

The Company does not have deferred income tax assets at June 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

As used in this report, the terms "we", "us", "our", the "Company" and "Sunrise" mean Sunrise Energy Resources, Inc., unless otherwise indicated.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Part II Item 1A below and in the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2009 that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Discussion and Analysis of Financial Condition

Change in control

On June 12, 2010, five purchasers acquired control of 16,503,817 shares of the Company’s issued and outstanding common stock representing approximately 69.67% of the total shares issued and outstanding from Burisma Holdings Limited. The aggregate purchase price for the shares was $270,000. Cambridge Securities of Panama, a Panama Corporation, acquired 12,082,325 shares of common stock, and four other unrelated corporations each acquired control of 1,105,373 shares of common stock.  As a result of this transaction, there has been a change in control of the Company, and Cambridge Securities of Panama is now the Company’s majority shareholder.

In accordance with the transaction described above, effective June 12, 2010 the Company’s directors Konstantin Tsiryulnikov and Leon Golden resigned from their positions. In addition, Konstantin Tsiryulnikov resigned as Chief Executive Officer of the Company and Roman Livson resigned as Chief Financial Officer of the Company. Their resignation was not based on any disagreement with the Company, known to any executive officer or director of the Company, on any matter relating to the Company’s operations, policies or practices. Upon their departure, Dean McCall was appointed as the Company’s sole director, Chief Executive Officer and Secretary.

Current activities

The Company’s business operations are now located in San Antonio, Texas.  Subsequent to the recent change of control, the Company decided to revise its business and has developed a new business plan to identify or develop "green technologies" which improve energy efficiencies. The Company has devoted substantially all of its resources to locating and developing software applications to assist consumers in selecting products which use less energy and are better for the environment so that the consumer has credible information to make a decision as to the "greenest" products available for purchase. A project currently under development is a smart-phone application intended to assist customers with selecting greener alternatives to products and services which they already buy.  The application, directed at the environmentally conscious consumer, would allow the Company to enjoy two distinct revenue streams, one from the sale of the application, the second from advertising and product placement within the application itself.  The Company believes the application will be ready for Beta Testing during the third quarter of 2010 but there is no assurance that this will occur.

The Company is reviewing several possible acquisitions, however  due diligence has not been completed at this time and there is no assurance that any acquisitions will be made.

Cash requirements

The Company anticipates it will require around $100,000 to complete development of its software application described above and to acquire or develop synergistic applications for green technology and sustain operations over the next twelve months. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. The Company’s limited revenue history, absence of revenue sources following the sale and discontinuation of its oil&gas business and limited ability to raise funding raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Criterion (1) is met as every delivery is covered by a separate contract and the title passes to the customer only upon customer’s acceptance at point of destination, which is in compliance with criterion (2). Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered and accepted by its customers. In accordance with the Company’s standard contract terms, once delivered and accepted the product cannot be returned and no claims can be presented to the Company. The Company recognizes revenue on gross basis.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective.The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in internal control over financial reporting

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

The Company’s principal executive officer and principal financial officer has concluded that there were no changes in the Company’s internal controls over the financial reporting or disclosure controls and procedures or in other factors during the last quarter that have materially affected or are reasonably likely to materially affect these controls as of the end of the quarter covered by this report based on such evaluation.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2009 Annual Report on Form 10-K including Risk Factors of Part I, which risks could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2009.  These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. [Removed and Reserved]

N/A

Item 5. Other Information

None

Item 6.  EXHIBITS

Exhibit Number	Description	Incorporation by Reference
31.1	Rule 13a-14(a) Certification of Chief	Filed Herewith
Executive Officer
31.2	Rule 13a-14(a) Certification of Chief	Filed Herewith
Financial Officer
32.1	Section 1350 Certification of Chief	Filed Herewith
Executive Officer
32.2	Section 1350 Certification of Chief	Filed Herewith
Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise Energy Resources, Inc.

Date: August 17, 2010	/s John Shearer
John Shearer
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)