Form 10-Q
period 2010-09-30
SUNRISE ENERGY RESOURCES INC
filed 2010-11-15
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ____

Commission File Number 1-11248

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
(Exact name of Registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2880 Zanker Road, Suite 203
San Jose, CA	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 432-7285

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
Yes ☐  No ☒

As of November 15, 2010, the Registrant had 26,747,827 shares of common stock $.001 par value issued and outstanding.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)

FORM 10-Q

PART I.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
BALANCE SHEETS
(Expressed in US Dollars)

	September 30, 2010	December 31, 2009
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$29,341	$38

TOTAL ASSETS	$29,341	$38

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$52,597	$-
Other accounts payable – related party	-	382,365
Interest payable – related party	-	22,476
Advances payable – related party	109,471	-
Other accounts payable	32,276	28,276
Total current liabilities	194,344	433,117

Convertible notes payable	411,465	-

TOTAL LIABILITIES	605,809	433,117

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 26,747,827 and 23,690,037 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	26,748	23,690
Additional Paid-in Capital	6,653,665	6,626,723
Retained earnings (Accumulated deficit)	(7,256,881)	(7,083,492)
Total stockholders' equity (deficit)	(576,468)	(433,079)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,341	$38

See notes to condensed consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars except share amounts)
(UNAUDITED)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING EXPENSES
Sales, general and administrative expenses	$152,641	$272,008	$132,727	$34,240

LOSS FROM OPERATIONS	(152,641)	(272,008)	(132,727)	(34,240)

OTHER INCOME (EXPENSE)
Interest expense, net	(20,748)	(116,123)	(10,401)	-

Net loss from continuing operations	(173,389)	(388,131)	(143,128)	(34,240)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued segment	-	3,302,948	-	-

NET INCOME (LOSS)	$(173,389)	$2,914,817	$(143,128)	$(34,240)

NET INCOME (LOSS) PER COMMON SHARE – Basic and fully diluted
Continuing operations	$(0.01)	$(0.02)	$(0.01)	$-
Discontinued operations	-	0.14	-	-
Net income (loss)	$(0.01)	$0.12	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,500,721	23,616,187	26,095,653	23,616,187

See notes to condensed consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common Stock		Additional Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2009	23,690,037	$23,690	$6,626,723	$(7,083,492)	$(433,079)

Correction in number of outstanding shares	57,790	58	(58)	-	-
Issuance of shares for conversion of note payable	3,000,000	3,000	27,000	-	30,000
Net loss for the six months	-	-	-	(173,389)	(173,389)

BALANCE, SEPTEMBER 30, 2010	26,747,827	$26,748	$6,653,665	$(7,256,881)	$(576,468)

See notes to condensed consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the nine months ended September 30,
	2010	2009

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(173,389)	$2,914,817
Adjustments to reconcile net loss to net cash in operating activities:
Gain on disposal of discontinued segment	-	(3,302,948)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	52,597	-
Accounts payable – related party	-	19,995
Interest payable – related party	-	116,123
Accrued interest payable	20,748	-
NET CASH USED IN OPERATING ACTIVITIES	(100,044)	(252,013)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of loans to related parties	19,876	86,925
Proceeds from advances	109,471	-
Proceeds from issuance of common stock	-	147,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	129,347	234,625

CASH USED IN INVESTING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	29,303	(17,388)
CASH, at the beginning of the period	38	17,428

CASH, at the end of the period	$29,341	$40

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Noncash investing and financing transactions:
Refinancing of demand notes to convertible notes payable	$420,717	$-
Issuance of stock for conversion of convertible notes payable	$30,000

See notes to condensed consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS AND NATURE OF BUSINESS

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2009 included in Form 10-K.  Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010.

Until December 31, 2008 all operating activities of Green Technology Solutions, Inc. (formerly Sunrise Energy Resources Inc.) (the “Company”) were conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company EskoPivnich (“EskoPivnich” or “EP”) and Pari(“Pari”) both formed as Ukrainian Closed Joint Stock Companies ("CJSC").EskoPivnich and Pari were engaged in oil and gas exploration and development in the country of Ukraine.  While the Company had 8 leases which were licensed to the Company’s wholly owned subsidiaries EskoPivnich and Pari, the production activities were limited to Karaikozovsk field in Eastern Ukraine. In addition to selling oil and gas produced from its Karaikozovsk lease, the Company purchased oil and gas from third parties. The purchased hydrocarbons were subsequently resold to third parties in order to enable EskoPivnich to fulfill its monthly delivery obligations.  On October 26, 2010, the Company changed its name to Green Technology Solutions, Inc.

Green Technology Solutions Inc. cultivates early stage, breakthrough green technologies and works to develop them into major market products that can capture maximum revenue. The company’s mission is to focus its resources on discovering the best new innovative technologies before the competition does. This allows Green Technology Solutions Inc. to work with the best young companies and inventors to deliver profitable innovation in the real world. The company concentrates its efforts on developing practical, useful products that make a real and measurable difference in the near term. The Company has located its new offices in the Silicon Valley city of Palo Alto, which is home to technology stalwarts such as Hewlett-Packard, VMware, and Facebook and is a proven synergistic center of successful cutting edge technology development.

The Company currently has its headquarters at 2880 Zanker Road, Suite 203, San Jose, California 95134. As of September 30, 2010 the Company has one employee.

2.  PRESENTATION OF FINANCIAL STATEMENTS

Basis of Presentation–The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $173,389 during the nine months ended September 30, 2010, while the Company’s current liabilities exceeded its current assets by $165,003.

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

Use of Estimates and Assumptions– The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable are stated at their net realizable value after deducting provisions for uncollectible amounts.

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of September 30, 2010 and December 31, 2009 consisted mainly of USD denominated current accounts held at major banks.

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

The Company has adopted Financial Accounting Standards Board (“FASB”) authoritative guidance, under which the deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable profit. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its tax assets and liabilities on a net basis.

Deferred tax is calculated at rates that are expected to apply to the period when the asset is realized or the liability is settled. It is charged or credited to the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Fair Value of Financial Instruments – Authoritative guidance issued by the FASB requires disclosure of the fair value of certain financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.

Earnings (Loss) per Share – Earnings (loss) per share are computed in accordance with authoritative guidance issued by the FASB . Basic earnings (loss) per share are calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

Comprehensive Income (Loss) - Authoritative guidance issued by the FASB  establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Foreign exchange translation gains and losses of the Company are reflected in comprehensive gains and losses.

4.  OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Professional Services	$32,276	$28,276

Related parties
Advances from shareholders	-	382,365

Total	$32,276	$410,641

The amounts of $32,276 and $28,276were due to the Company’s auditor, transfer agent and financial printer as of September 30, 2010 and December 31, 2009, respectively.  The amount of $382,365 owed as of December 31, 2009 represents advances from shareholders with no specific terms paid to the Company during 2005-2006 and 2009-2010. As discussed in Note 5 below, those amounts were converted into a convertible note payable during the nine months ended September 30, 2010.

5. CONVERTIBLE NOTE PAYABLE

On April 1, 2010, the lenders on the Company’s outstanding related party demand notes instructed the Company to repay those notes along with accrued interest at the earliest possible date.  The Company has been unable to obtain replacement financing to repay those notes.  Therefore the Company and the lenders agreed to refinance the debt as described below.

On May 23, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Infox Ltd. (a related party) in the amount of $297,567 in repayment of demand notes in the amount of $275,091 and accrued interest of $22,476.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.  All interest accrued during the nine months ended September 30, 2010 was capitalized to principal.

On May 23, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Zaccam Trading Ltd. (a related party) in the amount of $109,441 in repayment of demand notes in the same amount.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.  All interest accrued during the nine months ended September 30, 2010 was capitalized to principal.

On June 2, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Zaccam Trading Ltd. (a related party) in the amount of $13,709 in repayment of demand notes in the same amount.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.  All interest accrued during the nine months ended September 30, 2010 was capitalized to principal.

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

On July 20, 2010, the holder of the 10% Subordinated Convertible Note Payable originally issued to Infox Ltd. elected to convert principal in the amount of $30,000 into 3,000,000 shares of common stock.

6.      ADVANCES PAYABLE – RELATED PARTY

During the nine months ended September 30, 2010, the Company has received working capital advances in the amount of $109,471 from an entity which also provides back office support services to the Company.  These advances are non-interest bearing and payable upon demand.  The advances are expected to be converted into interest bearing notes payable during the fourth quarter of 2010.

7.      SHAREHOLDERS’ EQUITY

No dividends were declared or paid by the Company during the periods ended September 30, 2010 and December 31, 2009.

During the nine months ended September 30, 2010, the Company’s transfer agent noted an error in the number of outstanding shares.  As a result, the number of outstanding shares was increased by 57,790 shares.  The error in the number of outstanding shares was identified in the process of switching transfer agents during June 2010.  The Company does not consider the prior error material.

On July 20, 2010, the Company issued 3,000,000 shares of common stock for the conversion of $30,000 of principal of the 10% Subordinated Convertible Notes Payable.

8.      INCOME/LOSS PER COMMON SHARE

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

	Nine Months Ended September 30,
	2010	2009
	(Unaudited) (in US dollars, except Per share amounts)

Loss from continuing operations	$(173,389)	$(388,131)
Income from discontinued operations	-	3,302,948
Net income/(loss) attributable to common stockholders	$(173,389)	$2,914,817

Weighted average common shares outstanding, basic	24,500,721	23,616,187
Loss from continuing operations per common share, basic	(0.01)	(0.02)
Income/(Loss) from discontinued operations per common share, basic	0.00	0.14
Income/(Loss) per common share, basic	$(0.01)	$0.12

Weighted average common shares outstanding, diluted	24,500,721	23,616,187
Loss from continuing operations per common share, diluted	(0.01)	(0.02)
Income/(Loss) from discontinued operations per common share, diluted	0.00	0.14
Loss per common share, diluted	$(0.01)	$0.12

9.      RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of September 30, 2010 and December 31, 2009 see Notes 4 and 5. Our related parties are CJSC Infox, Zaccam Trading, Ltd.. and Burisma Holdings Limited.

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

10.     COMMITMENTS AND CONTINGENCIES

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

11.      RISK MANAGEMENT POLICIES

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

12.    CHANGE IN CONTROL

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

12.    SUBSEQUENT EVENTS

In August 2010, the Company’s shareholders and Board of Directors approved a one-for-200 reverse stock split.  This reverse stock split will not be effective until it is approved by FINRA.  As of November 15, 2010, the reverse split has not been approved by FINRA.

On October 26, 2010, the Company changed its name to Green Technology Solutions, Inc.  The primary reason for the name change is to reflect a change in business focus by the Company.

On November 8, 2010, the Company paid $250,000 to acquire the rights to a joint venture agreement with Bio Pulp Works, LLC, a manufacturer of products made from recycled paper products.  Under the terms of agreement, the Company will receive a 49% interest in the joint venture.  The purpose of the joint venture is to expand the sales of Bio Pulp Works into new sales areas or to develop new recycled products which will be manufactured by Bio Pulp Works.  The Company has agreed to contribute $10,000 per month for a term of six months to fund the operations of the joint venture.

In order to fund the acquisition, the Company borrowed an additional $250,000 of advances.  The Company is currently negotiating the conversion of these advances into interest bearing notes payable.

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

Current activities

The Company is currently identifying, selecting and cultivating early stage, breakthrough green technologies for the purpose of developing them into major market products that can capture maximum revenue. The Company has already identified several interesting and potentially lucrative new technology endeavors and management is studying these endeavors for their potential inclusion into the Company’s development process. The Company plans to focus its resources on successfully identifying new green technologies that may have the greatest potential to produce the most near term profits. The Company has located its new offices in Silicon Valley city of Palo Alto to increase access to the newest cutting edge technologies available.

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

Sunrise Energy Resources, Inc.

/s John Shearer
Date: November 15, 2010	John Shearer
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)