Form 10-Q/A
period 2010-09-30
Green Technology Solutions, Inc.
filed 2010-12-17
CIK 874792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q/A
Amendment No. 1

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

San Antonio Tech Center Building
3463 Magic Drive, Suite 425
San Antonio, Texas 78829
(Former Address)

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

Yes ☐   No ☒

As of November 12, 2010, the Registrant had 26,747,827 shares of common stock $.001 par value issued and outstanding.

Explanatory Note

This Form 10-Q/A (Amendment No.1) is being filed by Green Technology Solutions, Inc. (the “Company”) to amend the Company’s Form 10-Q for the quarter ended September 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (“Initial 10-Q”).  This Form 10-Q/A (Amendment No.1) is filed to amend the Initial 10-Q to add additional disclosures and clarify some disclosures.  For example, as originally filed, our Evaluation of Disclosure Controls and Procedures listed an incorrect date of management’s evaluation.  That date has been corrected to show that management carried out the evaluation on September 30, 2010.

This Form 10−Q/A (Amendment No.1) does not reflect events occurring after the filing of the Initial 10-Q on November 15, 2010, and no other information in the Initial 10-Q is amended hereby. Other events or circumstances occurring after the date of the Initial 10-Q or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-Q. Accordingly, this Form 10−Q/A (Amendment No.1) should be read in conjunction with the Initial 10-Q and our filings with the SEC subsequent to the filing of the Initial 10−Q.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)

FORM 10-Q
TABLE OF CONTENTS

PART I.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
BALANCE SHEETS
(Expressed in US Dollars)

	September 30, 2010 (UNAUDITED)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,341	$38

TOTAL ASSETS	$29,341	$38

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$52,597	$-
Other accounts payable – related party	-	382,365
Interest payable – related party	-	22,476
Advances payable – related party	109,471	-
Other accounts payable	32,276	28,276
Total current liabilities	194,344	433,117

Convertible notes payable	411,465	-

TOTAL LIABILITIES	605,809	433,117

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 75,000,000 authorized, 26,747,827 and 23,690,037 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	26,748	23,690
Additional Paid-in Capital	6,653,665	6,626,723
Retained earnings (Accumulated deficit)	(7,256,881)	(7,083,492)
Total stockholders' equity (deficit)	(576,468)	(433,079)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,341	$38

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIT)
(Expressed in US Dollars except share amounts)
UNAUDITED

	Common Stock		Additional Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2009	23,690,037	$23,690	$6,626,723	$(7,083,492)	$(433,079)

Correction in number of outstanding shares	57,790	58	(58)	-	-
Issuance of shares for conversion of note payable	3,000,000	3,000	27,000	-	30,000
Net loss for the nine months	-	-	-	(173,389)	(173,389)

BALANCE, SEPTEMBER 30, 2010	26,747,827	$26,748	$6,653,665	$(7,256,881)	$(576,468)

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of the financial statements.

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

Until December 31, 2008 all operating activities of Green Technology Solutions, Inc. (formerly Sunrise Energy Resources Inc.) (the “Company”) were conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company EskoPivnich (“EskoPivnich” or “EP”) and Pari (“Pari”) both formed as Ukrainian Closed Joint Stock Companies ("CJSC").  EskoPivnich and Pari were engaged in oil and gas exploration and development in the country of Ukraine.  While the Company had 8 leases which were licensed to the Company’s wholly owned subsidiaries EskoPivnich and Pari, the production activities were limited to Karaikozovsk field in Eastern Ukraine. In addition to selling oil and gas produced from its Karaikozovsk lease, the Company purchased oil and gas from third parties. The purchased hydrocarbons were subsequently resold to third parties in order to enable EskoPivnich to fulfill its monthly delivery obligations.  On October 26, 2010, the Company changed its name to Green Technology Solutions, Inc.

Green Technology Solutions Inc. plans to seek early stage, breakthrough green technologies that it can acquire rights to and plans to then develop these technologies into marketable products. The Company’s mission is to focus its resources on discovering the best available new innovative technologies in this industry space and it intends to work with young companies and inventors to deliver innovation in the real world.

The Company currently has its headquarters at 2880 Zanker Road, Suite 203, San Jose, California 95134. As of September 30, 2010 the Company had one employee.

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

Going Concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $173,389 during the nine months ended September 30, 2010, while the Company’s current liabilities exceeded its current assets by $165,003 as of September 30, 2010.

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

The amounts of $32,276 and $28,276 were due to the Company’s auditor, transfer agent and financial printer as of September 30, 2010 and December 31, 2009, respectively.  The amount of $382,365 owed as of December 31, 2009 represents advances from shareholders with no specific terms paid to the Company during 2005-2006 and 2009-2010. As discussed in Note 5 below, those amounts were converted into a convertible note payable during the nine months ended September 30, 2010.

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

During the nine months ended September 30, 2010, the Company received working capital advances in the amount of $109,471 from an entity which also provides back office support services to the Company.  These advances are non-interest bearing and payable upon demand.

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

On July 20, 2010, the Company issued 3,000,000 shares of common stock for the conversion of $30,000 of principal of a 10% Subordinated Convertible Note Payable.

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

Effective August 6, 2010, Dean McCall, sole Director, CEO and Secretary of the Company, resigned from all positions held with the Company, including resigning from Board service.  There was no disagreement, as defined in 17 CFR 240.3b-7, between the Company and Mr. McCall at the time of Mr. McCall's resignation from the Board of Directors.

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

In August 2010, the Company’s shareholders and Board of Directors approved a one-for-200 reverse stock split.  This reverse stock split will not be effective until it is approved by FINRA.  As of November 12, 2010, the reverse split has not been approved by FINRA.

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

In order to fund the acquisition, the Company borrowed an additional $250,000 of advances.  The advances are non-interest bearing and due on demand.  The Company is currently negotiating the conversion of these advances into interest bearing notes payable, but there is no assurance it will be successful in doing so.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

As used in this report, the terms "we", "us", "our", and the "Company" mean Green Technology Solutions, Inc., unless otherwise indicated.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new acquisitions, products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Part II Item 1A below and in the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2009 that may cause actual results to differ materially.

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

Effective August 6, 2010, Dean McCall, sole Director, CEO and Secretary of the Company, resigned from all positions held with the Company, including resigning from Board service.  There was no disagreement, as defined in 17 CFR 240.3b-7, between the Company and Mr. McCall at the time of Mr. McCall's resignation from the Board of Directors.

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

Plan of Operations

The Company is currently identifying possible early stage, breakthrough green technologies for the purpose of acquiring rights to them and developing them into marketable products. The Company has already identified several potential new technology endeavors and management is studying these endeavors for their potential inclusion into the Company’s development process.

As of the date of this report, the Company has only entered into one agreement related to an acquisition.  On November 8, 2010, the Company paid $250,000 to acquire the rights to a joint venture agreement with Bio Pulp Works, LLC, a manufacturer of products made from recycled paper products.  Under the terms of agreement, the Company will receive a 49% interest in the joint venture.  The purpose of the joint venture is to expand the sales of Bio Pulp Works into new sales areas or to develop new recycled products which will be manufactured by Bio Pulp Works.  The Company has agreed to contribute $10,000 per month for a term of six months to fund the operations of the joint venture.

The Company plans to focus its resources on successfully identifying new green technologies that have greatest potential to produce near term profits. The Company has located its new offices in the Silicon Valley city of Palo Alto, which management believes may increase access to cutting edge technologies.

Results of Operations

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased in the three months ending September 30, 2010 as compared to the three months ending September 30, 2009 from $32,240 to $132,727 due to increased legal and professional expenses related to our name change and the reverse stock split.

Sales, general and administrative expenses decreased in the nine months ending September 30, 2010 as compared to the nine months ending September 30, 2009 from $272,008 to $152,641 due to a higher level of activity in the Company during the early part of 2009 as a result of the Company's discontinued operations.

Loss from Operations

The increase in our operating loss for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 from $34,240 to $132,727 is due to the increase in sales, general and administrative expenses described above.

The decrease in our operating loss for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 from $272,008 to $152,641 is due to the decrease in sales, general and administrative expenses described above.

Discontinued Operations

In the nine months ended September 30, 2009, we had gain of $3,302,948 on disposal of a discontinued segment.

Net Income (Loss)

Net loss increased from $32,240 in the three months ended September 30, 2009 to $143,128 in the three months ended September 30, 2010, and we had net income of $2,914,817 in the nine months ended September 30, 2009 and net loss of $173,389 in the nine months ended September 30, 2010.  Changes in net income (loss) are primarily attributable to changes in operating income and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was $100,044 and $252,013 for the nine months ended September 30, 2010 and 2009, respectively.  The decrease is mainly attributable to the change from net income to net loss, offset with the gain on disposal of discontinued segment and a decrease in interest payable.

Cash provided by financing activities was $129,347 and $234,625 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, received $19,876 in proceeds from issuance of loans to related parties and $109,471 in proceeds from advances.  During the nine months ended September 30, 2009, we received $86,925 in proceeds from issuance of loans to related parties and $147,700 in proceeds from issuance of common stock.

We had working capital of $(165,003) as of September 30, 2010 compared to $(433,079) as of December 31, 2009.  Our cash position increased to $29,341 at September 30, 2010 compared to $38 at December 31, 2009.

Our monthly cash requirement amount is approximately $50,000, and as of September 30, 2010, cash on hand would fund operations for less than one month.

The Company anticipates it will require around $100,000 to sustain operations and effectively evaluate new business opportunities over the next twelve months. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

In order to fund the acquisition of rights to the Bio Pulp Works, LLC technology, the Company borrowed an additional $250,000 of advances under similar terms to the advances which were outstanding at September 30, 2010.  The advances are non-interest bearing and due on demand.  The Company will be required to pay an additional $60,000 over the next six months under the terms of the joint venture agreement.  The Company plans to obtain these funds by borrowing additional advances or by other means if necessary but has no agreements in place to do so.  The Company is currently negotiating the conversion of the $250,000 of advances into interest bearing notes payable but there is no assurance it will be successful in doing so.

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

Criterion (1) is met as every delivery is covered by a separate contract and the title passes to the customer only upon customer’s acceptance at point of destination, which is in compliance with criterion (2). Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered and accepted by its customers. In accordance with the Company’s standard contract terms, once delivered and accepted the product cannot be returned and no claims can be presented to the Company. The Company recognizes revenue on a gross basis.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2009 Annual Report on Form 10-K including Risk Factors of Part I, which risks could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2009, except for the addition of the risk factors set forth below.  These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Management may not run the company in a profitable manner and if it does not you may lose your entire investment:

Our management has limited experience in our proposed areas of operation.  It is unlikely that any of our officers or directors will have any direct experience in the business of any target company.  Thus, the day-to-day operations of the businesses which we may become involved with will depend upon the abilities of management of the acquired target companies which we are presently unable to identify.  Our officers and directors have limited experience in the evaluation of businesses for the purposes of conducting acquisitions or mergers.

We may not be able to locate and acquire suitable companies for our future acquisitions and any failure to acquire suitable companies may result in losses to us and our investors:

With the exception of Bio Pulp Works. LLC, the Company has not yet identified any target company. While we plan on pursuing "green" technology companies or projects similar in size, scope and focus to Bio Pulp Works, LLC, we may not be able to acquire companies or projects that are similarly situated as we currently intend. Intense competition can be expected from existing, better financed and more established competitors, who are also seeking to create or purchase profitable businesses.  Numerous other firms have substantially greater resources in locating and/or acquiring potential acquisition candidates.  Management has limited previous experience in identifying suitable acquisition candidates.

We may not have access to sufficient capital to pursue our acquisition strategies and therefore would be unable to achieve our planned future growth:

We intend to pursue a growth strategy that includes acquiring new companies.  There is a risk that we will not have access to sufficient capital to pursue our acquisition strategies.  We may take an extended period of time to locate and investigate specific target companies, and if one or more target companies are located, the negotiation and execution of the relevant agreements may require substantial time, effort and expense. Our ability to continue to make acquisitions will depend primarily on our ability to obtain additional private or public equity or debt financing.  Such financing may not be available to make future investments.

We have not yet identified any specific target businesses to acquire through a purchase or merger or any specific areas of green technology that we intend to pursue and we may acquire businesses that our shareholders do not approve of:

We have not presently identified any specific target business to acquire through a purchase or merger or any specific types of green technology companies, including specific industries or size, on which we intend to focus.  Our shareholders will have no opportunity to review or evaluate the target companies or projects with which we may choose to become involved.  As of the date of this report, there are no plans, proposals, arrangements or understandings with respect to any possible business combination or opportunity other than Bio Pulp Works, LLC.  In addition, although we intend to first pursue development opportunities in the United States, we are not certain whether such opportunities will be available or what specific industries we will acquire interests in. We have not developed and do not presently intend to develop criteria for the search and selection of an acquisition.  Thus, investors will have no prior indication as to the businesses that we may acquire if we are able to finalize an acquisition. It is possible that any business we target will present such a level of risk that conventional private or public offerings of securities or conventional bank financing would not be available to the business.

We have not conducted research to determine whether there is demand in the market for a business combination with us and, if not, we may not be able to acquire suitable businesses:

We have no market research to indicate that a demand exists for a merger or acquisition as contemplated by us.  Consequently, investors are relying exclusively upon the judgment of our directors and officers and their efforts in locating and selecting possible acquisition candidates.

Our lack of diversification subjects investors to a greater risk of losses:

In the event we are successful in identifying and evaluating one or more suitable merger or acquisition candidates, which may not occur, we may be required to issue shares of our common stock in an acquisition or merger transaction.  Inasmuch as our capitalization is limited, it is unlikely that we will be capable of completing more than a limited number of mergers or acquisitions.  Consequently, our potential lack of diversification may subject us to economic fluctuation within the single industry or limited number of industries in which we may acquire an interest.

Control of the Company may change and any new management may not successfully run our business:

An acquisition involving the issuance of shares of our common stock may result in shareholders of the acquired business obtaining a significant interest in the Company.  This may result in a change in control of the Company, which could result in the removal of our present officers and directors.  New management may not have experience or qualifications related to the operation of any of our activities or the operations of the business acquired.

Investors may not be able to review the terms of potential business combinations and any combination could result in losses:

We do not intend to provide shareholders with complete disclosure documentation, including audited financial statements, concerning a target company and its business prior to merger or acquisition.  Under Delaware law, a variety of corporate actions, including acquisitions, may be taken by holders of a majority of outstanding shares without notice or approval by remaining shareholders.  Thus, our shareholders may not have the opportunity to review, approve or consent to the terms of an intended acquisition or business combination.  In addition, consummation of a business combination may involve the issuance of authorized but unissued shares of our common stock.  Our shareholders may not have the opportunity to approve or consent to such additional issuances of securities, which would dilute the ownership interest of our shareholders.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

We Do Not Intend To Pay Cash Dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are declared, there is no assurance with respect to the amount of any such dividend.

Because Our Stock Is Quoted On The OTCBB, Our Shareholders May Have Difficulty Selling Their Stock Or Experience Increased Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Our shareholders may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We Have Limited Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential acquisitions and their products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. However, the occurrence of these patterns or practices could increase the volatility of our share price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 20, 2010, the Company issued 3,000,000 restricted shares of common stock to Infox Ltd. in exchange for the conversion of $30,000 due under a 10% subordinated convertible note payable.  These shares, not registered under the Securities Act, were issued under the exemption afforded under Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid with respect to this transaction.

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

Sunrise Energy Resources, Inc.

/s John Shearer
Date: December 17, 2010	John Shearer
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)