Form 10-K
period 2010-12-31
Green Technology Solutions, Inc.
filed 2011-04-15
CIK 874792

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number 1-11248

GREEN TECHNOLOGY SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	84-0938688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2880 Zanker Road, Suite 203
San Jose, CA	95134
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code:  (408) 432-7285

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on June 30, 2010, is not available because the common stock did not begin trading until December 2010, but was estimated to be approximately $300,000 as of June 30, 2010, based on the initial trading price of the Company’s stock in December 2010.

There were 25,133,735 shares of the registrant’s common stock issued and outstanding as March 31, 2011.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Green Technology Solutions, Inc.

Readers should consider the following information as they review this Annual Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Annual Report on Form 10-K, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

GREEN TECHNOLOGY SOLUTIONS, INC.
FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business.	1
Item 1A. Risk Factors.	3
Item 1B. Unresolved Staff Comments.	11
Item 2. Properties	11
Item 3. Legal Proceedings	11
Item 4. (Removed and Reserved).	11

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	12
Item 6. Selected Financial Data.	13
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	16
Item 8. Financial Statements and Supplementary Data	17

Reports of Independent Registered Public Accounting Firms	17
Balance Sheets as of December 31, 2010 and 2009	19
Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from June 12, 2010 (date re-entered development stage) through December 31, 2010	20
Statement of Changes in Stockholders’ Deficit for the years ended December 31, 2010 and 2009	21
Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from the period from June 12, 2010 (date re-entered development stage) through December 31, 2010	22
Notes to Consolidated Financial Statements	23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	32
Item 9A. Controls and Procedures.	32
Item 9B. Other Information.	33

PART III

Item 10. Directors, Executive Officers and Corporate Governance.	33
Item 11. Executive Compensation.	35
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	36
Item 13. Certain Relationships and Related Transactions, and Director Independence.	37
Item 14. Principal Accountant Fees and Services.	37

PART IV.

Item 15. Exhibits and Financial Statement Schedules.	39

Signatures	40

PART I
ITEM 1. BUSINESS

Organization and Basis of Presentation

Green Technology Solutions Inc. is in the business of identifying and acquiring rights in early stage, breakthrough green technologies, with the plan to develop these technologies into marketable products. To date, we have identified the following market segments: (1) the advancement of cleaner world-wide mining technologies, with an emphasis on rare earth mining applications, (2) the development of additional markets for existing environmentally friendly paint products that are currently being marketed in the United States and (3) smart grid technology.  Our mission is to focus our resources on discovering the best available new innovative technologies in this industry space and we intend to work with young companies and inventors to deliver innovation in the real world.

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to the limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of March 31, 2011, the Company has one employee.

Company History

Green Technology Solutions, Inc. (“Green Technology”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in the State of Delaware on April 1 1991. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. Until December 31, 2008 we were engaged in the exploration and development of oil and gas in the Ukraine. All operating activities of Sunrise Energy Resources Inc. were conducted through our wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company Esko Pivnich (“Esko Pivnich” or “EP”) and Pari (“Pari”) both formed as Ukrainian Closed Joint Stock Companies (CJSC).  On October 26, 2010, we changed our name to Green Technology Solutions, Inc.

On June 12, 2010, five purchasers acquired control of 82,519 shares (16,503,817 pre-split shares) of our issued and outstanding common stock representing approximately 69.67% of the total number of issued and outstanding shares from Burisma Holdings Limited. The aggregate purchase price for the shares was $270,000. Cambridge Securities of Panama, a Panama Corporation, acquired 60,411 shares of common stock, and four other unrelated corporations each acquired control of 5,527 shares of common stock.  As a result of this transaction, there was a change in control of the Company, and Cambridge Securities of Panama became the Company’s majority shareholder.

In accordance with the transaction described above, effective June 12, 2010, our directors Konstantin Tsiryulnikov and Leon Golden resigned from their positions. In addition, Konstantin Tsiryulnikov resigned as Chief Executive Officer of the Company and Roman Livson resigned as Chief Financial Officer of the Company. Their resignation was not based on any disagreement with Green Technology, known to any executive officer or director of Green Technology, on any matter relating to our operations, policies or practices. Upon their departure, Dean McCall was appointed as our sole director, Chief Executive Officer and Secretary.

Effective August 6, 2010, Dean McCall, our sole Director, CEO and Secretary, resigned from all positions held with Green Technology, including resigning from Board service. There was no disagreement, as defined in 17 CFR 240.3b-7, between Green Technology and Mr. McCall at the time of Mr. McCall's resignation from the Board of Directors.

Also on August 6, 2010, we appointed John Shearer as sole Director, CEO and Secretary to replace Mr. McCall.  Mr. Shearer will serve as a director until his successor has been elected at the next annual meeting of our shareholders or until his earlier resignation, removal, or death, and Mr. Shearer has not been appointed to any committees of the Board as the Board does not presently have any committees.

On August 20, 2010, our sole director and the holder of the majority of our common stock approved a change our name from Sunrise Energy Resources, Inc. to Green Technology Solutions, Inc. and a one–for-200 reverse stock split of our issued and outstanding shares of common stock. The name change became effective on October 26, 2010 and on November 19, 2010, the Financial Industry Regulatory Authority ("FINRA") declared our reverse stock split effective. As a result, our issued and outstanding shares decreased from 26,747,827 shares of common stock to approximately 133,740 shares of common stock, all with a par value of $0.001, and we began trading under our new symbol "GTSO".

Current Plan of Operations

We are currently identifying possible early stage, breakthrough green technologies for the purpose of acquiring rights to them and developing them into marketable products. We have already identified several potential new technology endeavors and management is studying these endeavors for their potential inclusion into our development process.

On November 8, 2010, we paid $250,000 to acquire the rights to a joint venture agreement with Bio Pulp Works, LLC, a manufacturer of products made from recycled paper products.  Under the terms of agreement, we will receive a 49% interest in the joint venture.  The purpose of the joint venture is to expand the sales of Bio Pulp Works into new sales areas or to develop new recycled products which will be manufactured by Bio Pulp Works.  We have agreed to contribute $10,000 per month for a term of six months to fund the operations of the joint venture.  The joint venture participants are currently working together to develop new products and markets in the joint venture.  The Company has agreed to contribute its expertise in identifying new markets to the joint venture.  BioPulp will contribute its manufacturing expertise toward developing new products. We cannot estimate if and when products will be available for sale in the joint venture.

On January 29, 2011, we entered into a Profit Participation Agreement with Integrated Smart Solutions, Inc., a California corporation that is in the business of developing smart grid technologies. Smart grid technology is an electric network which uses two-way digital communication to control appliances at consumers' homes to achieve energy savings, reduced costs and increased reliability.  Pursuant to the agreement, we will receive up to five percent of the net profits realized by ISS, if any, in exchange for six monthly payments of $10,000.  We have no guarantee that ISS will achieve profitable operations.

On January 30, 2011, we entered into a Joint Venture Agreement with Rare Earth Exporters of Mongola Pte.Ltd, (“REEM”) a Singapore company, whose mission is to supply worldwide industrial and manufacturing economies with necessary rare earth minerals. The Joint Venture has been formed to procure rare earth mining claims and operations. Under the terms of our agreement, we will have a 50% interest in exchange for our agreement to provide operating capital. Rare Earth Exporters is contributing its knowledge and product development skills in the market. Our initial task is to determine whether certain properties we have identified have mining claims with commercial viability. We will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture if our claims reveal that they contain the rare earth minerals we are seeking to mine. We currently do not have any plan or efforts underway to raise such a significant amount of capital and are not sure when, if ever, we will be able to do so to pursue the exploitation of these mining claims if they prove to exist.

On April 12, 2011, we entered into a letter of intent to acquire REEM.  Since February, we have worked together with REEM to procure and develop rare earth mining claims and operations inside the nation of Mongolia. Agents of the joint venture signed letters of intent to undertake new rare earth mining operations at four sites in the developing Asian nation. By acquiring REEM as our subsidiary, we will position the Company to become the sole owner of these four Mongolian properties’ potentially lucrative mining rights. According to the letter of intent, the final purchase price for REEM will be agreed upon pending independent evaluations of these sites’ mineral deposits currently underway.  Subject to completion of due diligence and negotiation of final documentation, we estimate that the closing of the acquisition will occur approximately 50 days after the date of the letter of intent.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

Risks Associated with the Company.

The Company's auditors have expressed doubt about our ability to continue as a going concern:

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on raising additional equity to continue our operations. If we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares. For the year ended December 31, 2010, the Company’s net loss was $715,871 and our accumulated deficit was $7,799,363.

Management may not run the company in a profitable manner and if it does not you may lose your entire investment:

Our management has limited experience in our proposed areas of operation.  It is unlikely that any of our officers or directors will have any direct experience in the business of any target company.  Thus, the day-to-day operations of the businesses which we may become involved with will depend upon the abilities of management of the joint venture partners or the acquired target companies which we are presently unable to identify.  Our officers and directors have limited experience in the evaluation of businesses for the purposes of conducting acquisitions or mergers.

We may not be able to locate and acquire suitable companies for our future acquisitions and any failure to acquire suitable companies may result in losses to us and our investors:

With the exception of Bio Pulp Works, LLC, Integrated Smart Solutions, Inc., and Rare Earth Exports of Mongolia, the Company has not yet identified any target company for joint ventures or acquisitions. While we plan on pursuing "green" technology companies or projects similar in size, scope and focus to Bio Pulp Works, LLC, we may not be able to acquire companies or projects that are similarly situated as we currently intend. Intense competition can be expected from existing, better financed and more established competitors, who are also seeking to create or purchase profitable businesses. Numerous other firms have substantially greater resources in locating and/or acquiring potential acquisition candidates. Management has limited previous experience in identifying suitable acquisition candidates.  In addition, in each instance our contracts with the above-described companies are limited in scope and may not be profitable even if those companies are otherwise profitable.

Our joint venture with Rare Earth Exporters of Mongolia may require a significant cash investment and may not generate positive net income:

Rare Earth Exporters of Mongolia, a Singapore company, (“REEM”) is required to contribute its knowledge and product development skills to our joint venture, while we are required to contribute the operating capital. The joint venture has not developed a business plan and our joint venture agreement does not define how much capital nor the degree of knowledge and skills the parties must contribute. Moreover, significant cash may be required to cause the joint venture to become a viable business. Currently, we have no cash to fund the joint venture, nor do we have any plan as to how we are going to obtain such funds. Accordingly, there is no assurance that the funds or expertise necessary to cause the joint venture to become an operating entity will ever be provided.

Neither our joint venture with BioPulp Works, LLC nor our Profit Participation Agreement with Integrated Smart Solutions, Inc. has yet produced any revenue or viable business opportunities:

We have nearly completed our required investment in our joint venture with BioPulp Works, LLC and it has not yet produced any new products, markets or other business opportunities. Accordingly, there is no assurance that the joint venture will ever achieve results that permit the Company to recoup its investment or otherwise obtain any revenue. While our Profit Participation Agreement with Integrated Smart Solutions, Inc. (“ISS”) provides the Company with for perpetual participation in the net profits of ISS’s smart grid technology products, to date ISS has no products and the Company has no assurances that ISS will ever generate any net profits.

We may not have access to sufficient capital to pursue our acquisition strategies and therefore would be unable to achieve our planned future growth:

We intend to pursue a growth strategy that includes acquiring or investing in new companies or creating joint ventures with third parties.  There is a risk that we will not have access to sufficient capital to pursue our acquisition strategies.  We may take an extended period of time to locate and investigate specific target companies, and if one or more target companies are located, the negotiation and execution of the relevant agreements may require substantial time, effort and expense. Our ability to continue to make acquisitions will depend primarily on our ability to obtain additional private or public equity or debt financing.  Such financing may not be available to make future investments.

During the six months ended December 31, 2010 and during the period from December 31, 2010 through the date of this report, we have financed our operations through working capital advances.  There is no guarantee that funds will continue to be available to us or that we will continue to borrow funds on terms that are acceptable to the Company.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  If we are unable to obtain the funds needed to operate our business, we would not be able to continue as a going concern.

Our current debt is payable on demand.  If the lender demanded payment, we do not have adequate funds on hand to repay the debt.

Other than our letter of intent to acquire REEM, we have not yet identified any specific target businesses to acquire through a purchase or merger or any specific areas of green technology that we intend to pursue and we may acquire businesses that our shareholders do not approve of:

We have not presently identified any specific target business to acquire through a purchase or merger or any specific types of green technology companies, including specific industries or size, on which we intend to focus.  Our shareholders will have no opportunity to review or evaluate the target companies or projects with which we may choose to become involved.  As of the date of this report, there are no plans, proposals, arrangements or understandings with respect to any possible business combination or opportunity other than Bio Pulp Works, LLC, ISS, the joint venture with REEM and the letter of intent to acquire REEM.  In addition, although we intend to first pursue development opportunities in the United States, we are not certain whether such opportunities will be available or what specific industries we will acquire interests in. We have not developed and do not presently intend to develop criteria for the search and selection of an acquisition.  Thus, investors will have no prior indication as to the businesses that we may acquire if we are able to finalize an acquisition. It is possible that any business we target will present such a level of risk that conventional private or public offerings of securities or conventional bank financing would not be available to the business.

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

We have outstanding convertible debt in the amount of $219,252 which could be converted into 21,925,200 shares of common stock.  If the debt were fully converted it could result in a change in control of the Company.  In addition, if the interest on such debt is not paid, it is added to principal and thereafter can be converted into additional shares at the same rate. Accordingly, failure to pay interest when due could result in further dilution.

One shareholder controls a material percentage of common shares outstanding potentially adversely affecting investor’s influence over corporate affairs:

One shareholder beneficially owns 59.7% of the Company’s issued and outstanding Common Shares, on an undiluted basis, based on 25,133,745 common shares issued and outstanding as of March 31, 2011.  As a result, it has the ability to influence matters affecting the Company’s shareholders, including the election of directors, the acquisition or disposition of assets, and the future issuance of shares.  Due to this shareholder’s control over such shares, investors may find it difficult to replace the management if they disagree with the way the Company’s business is being operated.

The Company’s limited financial resources will require the Company to seek additional funding, potentially diluting existing shareholders or increasing financial risk thorough debt issuance:

The Company has limited financial resources.  There is no assurance that the Company will be able to generate funds from operations or to obtain sufficient financing in the future on terms acceptable to it or at all.  The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as the business performance of the Company.  Failure to obtain additional financing on a timely basis or at all may cause the Company to postpone, abandon, reduce or terminate its operations and could have a material adverse effect on the Company’s business, results of operations and financial condition.   Any sale of common shares will result in dilution of equity ownership to existing shareholders.  This means that if the Company sells common shares, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding.  Alternatively, the Company may rely on debt financing and assume debt obligations that require it to make substantial interest and capital payments.  Also, the Company may issue or grant warrants or options in the future pursuant to which additional common shares may be issued.  Exercise of such warrants or options will result in dilution of equity ownership to the Company’s existing shareholders.

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

Our common stock is subject to penny stock regulation:

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

We do not intend to pay cash dividends:

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

Because our stock is quoted on the OTCBB, our shareholders may have difficulty selling their stock or experience increased negative volatility on the market price of our stock:

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

Continued failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results:

We have failed to maintain effective internal control over financial reporting. It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. To maintain these controls, we will need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to achieve effective internal controls, and will have to disclose this in our Exchange Act reports.

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

In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we have and may in the future discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will attempt to adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future. We may not have the financial or other resources to maintain effective internal control.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual management’s reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We have limited operating history and lack of profits which could lead to wide fluctuations in our share price. the market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float:

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

The loss of John Shearer could adversely impact the Company:

The nature of our business, including our ability to continue our exploration and development activities depends, in large part, on the efforts of John Shearer.  The loss of Mr. Shearer could have a material adverse effect on our business.

Risks Associated with the Company’s Planned Mining Operations

We do not have experience in placing mining properties into production:

We have no experience in placing mineral properties into production and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreement with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise to take a mineral deposit into production.

We rely on joint venture partners, consultants, geologists and engineers to perform our exploration activities:

Any potential development and production of exploration properties depend upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. We do not have the personnel to perform these tasks internally and therefore rely exclusively on our joint venture partners and experts in these capacities. Failure of these third parties could adversely affect our business.

We require substantial funds merely to determine whether commercial mineral deposits exist on our properties:

Programs to determine mineral deposits require substantial additional funds, which the Company needs to first acquire or finance. Substantial expenditures are required to develop the exploration infrastructure at any site chosen for exploration, to establish rare earth reserves, to carry out environmental and social impact assessments, and to develop metallurgical processes to extract the metal from the ore.  We may not be able to discover minerals in sufficient quantities to justify commercial operation, and we may not be able to obtain funds required for exploration on a timely basis.  We currently have no plan to acquire or finance these activities. Accordingly, you could lose your entire investment.

Our joint venture partners may have other business interests or may be unsuccessful, which could be adverse to our interests:

We are pursuing business projects that are heavily dependent upon joint venture partners. Our joint venture partners in Mongolia and the United States may have interests in projects in which we do not have an interest.  Any such projects may occupy more of their resources and capital. In addition, such projects may compete in the marketplace with the activities of our joint ventures. As a result, there is no assurance that any of our joint venture partners will be as committed to or dependent upon any joint venture as we are. In addition, failure of our joint venture partners to perform as required or expected could have a material adverse impact on our business.

We are attempting to operate in the resource industry, which is highly speculative, and has certain inherent exploration risks which could have a negative effect on our operations:

Resource exploration is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond its control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environment protection. Any one or a combination of these factors may result in the Company not receiving an adequate return on its investment capital.

We are pursuing projects in Mongolia, a developing country with has historically experienced periods of civil unrest and political and economic instability:

Although management believes the political and economic climate of Mongolia is currently stable, any negative changes in governmental laws, regulations, economic conditions, or political attitudes in Mongolia are beyond the control of the Company and may adversely affect our business.

The mining industry is highly competitive:

We will be competing with numerous companies, substantially all with far greater resources available to them.  We therefore will be at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment.  Additionally, even if we begin production, we are and will continue to be an insignificant participant in the business of mining properties.  A large number of established and well-financed companies are active in the mining industry and will have an advantage over us if they are competing for the same properties.  Nearly all such entities have greater financial resources, technical expertise and managerial capabilities than ourselves and, consequently, we will be at a competitive disadvantage in identifying possible mining properties and procuring the same.

We have no known reserves, no economic reserves may exist on properties we are pursuing, and we may not be able to obtain rights to deposits we are investigating, all of which could have a negative effect on our operations and valuation:

Despite commencing due diligence exploration work on certain properties, no known bodies of commercial ore or economic deposits have been established on any of its mineral properties. In addition, the Company is at the exploration stage on all of properties it has identified and substantial additional work will be required in order to determine if any economic deposits exist on any such properties. The Company may expend substantial funds in exploring these properties only to abandon them and lose its entire expenditure on the properties if no commercial or economic quantities of minerals are found or if we are unable to secure rights to exploit the same. Even if commercial quantities of minerals are discovered and we obtain the necessary rights to them, the exploration properties might not be brought into a state of commercial production. Finding mineral deposits is dependent on a number of factors, including the technical skill of exploration personnel involved. The commercial viability of a mineral deposit once discovered is also dependent on a number of factors, some of which are the particular attributes of the deposit, such as content of the deposit including harmful substances, size, grade and proximity to infrastructure, as well as element prices and the availability of power and water in sufficient supply to permit development. Most of these factors are beyond the control of the entity conducting such mineral exploration. The Company is an exploration stage company with no history of pre-tax profit and no income from its operations. There can be no assurance that its operations will be profitable in the future. There is no certainty that the expenditures to be made by the Company in the exploration of properties will result in discoveries of mineralized material in commercial quantities. Most exploration projects do not result in the discovery of commercially mineable deposits and no assurance can be given that any particular level of recovery of mineral reserves will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable (or viable) mineral deposit which can be legally and economically exploited. There can be no assurance that minerals recovered in small scale tests will be duplicated in large scale tests under on-site conditions or in production. If the Company is unsuccessful in its exploration efforts, it may be forced to acquire additional projects or cease operations.

Our intended operations contain significant uninsured risks which could negatively impact future profitability as it maintains no insurance against its operations:

The Company’s exploration of its mineral properties contains certain risks, including unexpected or unusual operating conditions including rock bursts, cave-ins, flooding, fire and earthquakes. It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate the Company’s assets and shareholder equity as well as result in increased costs and a decline in the value of the Company’s securities. The Company currently has no insurance and expects to maintain only general liability and director and officer insurance but no insurance against its properties or operations. We may decide to take out this insurance in the future if it is available at economically viable rates.

Mineral operations are subject to market forces outside of our control which could negatively impact our operations:

The marketability of minerals is affected by numerous factors beyond the Company’s control including market fluctuations, government regulations relating to prices, taxes, royalties, allowable production, imports, exports and supply and demand. One or more of these risk elements could have an impact on the costs of the Company’s operations and if significant enough, reduce the profitability of its operations and threaten its continuation.

Permitting, licensing and approval processes are required for the Company’s operations and obtaining and maintaining these permits and licenses is subject to conditions which the Company may be unable to achieve:

Many of the operations of the Company require licenses and permits from various governmental authorities. The Company believes it holds or is in the process of obtaining all necessary licenses and permits to carry on the activities which it is currently conducting or proposes to conduct under applicable laws and regulations. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. There can be no guarantee that the Company will be able to obtain all necessary licenses and permits that may be required to maintain its exploration and mining activities including constructing mines or milling facilities and commencing operations of any of its exploration properties. In addition, if the Company proceeds to production on any exploration property, it must obtain and comply with permits and licenses which may contain specific operating conditions. There can be no assurance that the Company will be able to obtain such permits and licenses or that it will be able to comply with any such conditions.

The Company’s operations are subject to environmental risks and compliance with environmental regulations which are increasing and costly:

Environmental legislation and regulation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may require significant capital outlays, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose the Company to litigation. The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on the Company’s operations.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products:

We are seeking to derive revenues, if any, from the sale of rare earth and related minerals.  Changes in demand for, and the market price of, these minerals could significantly affect our profitability. The value and price of our common stock and our financial results may be significantly adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products. A prolonged or significant economic contraction in the United States or worldwide could put further downward pressure on market prices of rare earth minerals and products. Protracted periods of low prices for rare earth minerals and products could significantly reduce revenues and the availability of required development funds in the future. Even if we commence production, this could cause substantial reductions to, or a suspension of, production operations, impair asset values and reduce our proven and probable rare earth ore reserves. In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth minerals supply and demand and ultimately to the broader markets. Periods of high rare earth mineral market prices generally are beneficial to our financial performance. However, strong rare earth mineral prices also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for rare earth minerals and products, and at the same time may incentivize development of otherwise marginal mining properties.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Executive Offices

Our executive offices are located at 2880 Zanker Road, Suite 203, San Jose, California.  We rent office space on a month-to-month basis for $300 per month. The aforesaid property is in good condition and we believe it will be suitable for our purposes for the next 12 months.  There is no affiliation between us and any of our principals or agents and our landlord or any of its principals or agents.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the "Over the Counter" Bulletin Board ("OTC") under the symbol “GTSO” in December 2010.  The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended December 31, 2010
Fourth Quarter	$5.00	$5.00

Common Stock

We are authorized to issue 75,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on March 31, 2011, as quoted by the OTC, was $2.70.  There were 25,133,745 shares of common stock issued and outstanding as of March 31, 2011. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Record Holders

As of March 31, 2011, there were approximately 310 holders of record of our common stock.

Dividends on Common Stock

Since inception, no dividends have been paid on our common stock. We have incurred losses since inception. However, should we become profitable, we intend to retain any earnings for use in our business activities. Therefore, it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Any future dividends will be at the discretion of the Board of Directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law, and any restrictions that may be imposed by our future credit arrangements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Changes in Securities

On November 19, 2010, we effected a one-for-200 reverse stock split.  All share and per share numbers in this Annual Report on Form 10-K have been restated to reflect the reverse split.

Recent Sales of Unregistered Securities

In the year ended December 31, 2010, we have issued and/or sold the following securities that were not registered under the Securities Act and have not been previously disclosed in a filing with the SEC.

Convertible Notes

On November 23, 2010, the holder of the 10% Subordinated Convertible Note Payable originally issued to Infox Ltd. elected to convert principal in the amount of $150,000 into 15,000,000 shares of common stock.

On December 6, 2010, four unrelated holders of the 10% Subordinated Convertible Note Payable originally issued to Infox Ltd. each elected to convert principal in the amount of $10,000 into 1,000,000 shares of common stock.  A total of 4,000,000 million shares were issued as a result of this conversion.

On December 6, 2010, the holder of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $10,000 into 1,000,000 shares of common stock.

The issuance of common stock upon conversion of the 10% Subordinated Convertible Notes Payable was exempt from the registration requirements of the Securities Act under Reg. D and Section 4(2) of the Securities Act as the conversions did not involve a public offering of securities. No underwriters were used in the offering, and there were no underwriting discounts or commissions. The issuances were made to accredited investors.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD LOOKING STATEMENTS

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new acquisitions, products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Item 1A above that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto, as included in this report.

The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management.

Results of Operations and Going Concern

We incurred a net loss of approximately $716,000 for the year ended December 31, 2010, and had a working capital deficit of approximately $674,000 as of December 31, 2010.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the year ended December 31, 2010 was approximately $415,000.  These conditions create an uncertainty as to our ability to continue as a going concern.

We continue to rely on advances to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Results of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009

General and Administrative Expenses

General and administrative expenses increased in the year ended December 31, 2010 as compared to the year ended December 31, 2009 from $297,360 to $401,528 due to increased legal and professional expenses related to our name change and the reverse stock split.

Loss from Operations

The increase in our operating loss for the year ended December 31, 2010 as compared to the comparable period of 2009 from $297,360 to $401,528 is due to the increase in general and administrative expenses described above.

Other Income (Expense)

During the year ended December 31, 2010, we recognized a loss related to the creation of an allowance for the impairment of our investment in joint venture in the amount of $260,000.  Interest expense decreased during the year ended December 31, 2010 compared to the same period of 2009 from $116,123 to $54,343.

Discontinued Operations

During the year ended December 31, 2009, we had gain of $3,302,948 on disposal of a discontinued segment.

Net Income (Loss)

We recognized a net loss of $715,871 for the year ended December 31, 2010 as compared to net income of $2,889,465 for the same period of 2009.  Changes in net income (loss) are primarily attributable to changes in operating income, impairment loss and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used by operating activities was $414,984 and $272,364 for the years ended December 31, 2010 and 2009, respectively. The increase is mainly attributable to the change from net income to net loss, offset with the gain on disposal of discontinued segment and a decrease in interest payable.

Cash used by investing activities was $260,000 and $0 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, we made an investment in a joint venture.

Cash provided by financing activities was $677,559 and $254,974 for the years ended December 31, 2010 and 2009, respectively.  The increase is mainly attributable to advances received which were required to fund the Company’s operations.

We had negative working capital of $673,890 as of December 31, 2010 compared to $433,079 as of December 31, 2009.  Our cash position increased to $2,613 at December 31, 2010 compared to $38 at December 31, 2009.

Our monthly cash requirement amount is approximately $50,000, and as of December 31, 2010, cash on hand would fund operations for less than one month.

The Company anticipates it will require around $100,000 to sustain operations and effectively evaluate new business opportunities over the next twelve months. However, if our mining claims show significant deposits then we may require several million dollars of additional financing. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

In order to fund the acquisition of rights to the Bio Pulp Works, LLC technology, the Company borrowed $250,000 of advances under similar terms to the advances which were outstanding at September 30, 2010.  The Company will be required to pay an additional $50,000 over the next five months under the terms of the joint venture agreement.  The Company plans to obtain these funds by borrowing additional advances or by other means if necessary but has no agreement in place to do so. The Company is currently negotiating the conversion of the $250,000 of advances into interest bearing notes payable but there is no assurance it will be successful in doing so.

We do not have any material commitments for capital expenditures. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financings in addition to what is required to fund our present operations.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off Balance Sheet Arrangements

None

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. A complete discussion of our accounting policies is included in Notes 2 and 3 of the Notes to Financial Statements.

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

As shown in the financial statements, the Company incurred a net loss of $715,871 for the year ended December 31, 2010, while the Company’s current liabilities exceeded its current assets by $673,890 as of December 31, 2010.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2010 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Green Technology Solutions, Inc.
(formerly Sunrise Energy Resources, Inc.)
(a development stage company)

We have audited the accompanying balance sheet of Green Technology Solutions, Inc (the “Company”) (a development stage company) as of December 31, 2010 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2010 and for the period the Company re-entered the development stage (June 12, 2010) through December 31, 2010. The financial statements for the year ended December 31, 2009 were audited by other auditors whose report dated March 26, 2010 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern as addressed in Note 1 to the financial statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Technology Solutions, inc. as of December 31, 2010 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF SUNRISE ENERGY RESOURCES, INC:

We have audited the accompanying balance sheet of Sunrise Energy Resources, Inc. (“the Company”) as of December 31, 2009, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Energy Resources, Inc at December 31, 2009, and the related results of their operations and cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company earned a net income of $2,889,465 during the year ended December 31, 2009, and, as of December 31, 2009, the Company’s current liabilities exceeded its current assets by $433,079. These factors, among others, including the Company’s ability to develop the properties for which the Company has licenses, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. .  These statements have been amended to reflect the 200 for 1 reverse stock split explained in footnote 8.

John A. Braden, P.C.

Houston, Texas
March 26, 2010

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
(a development stage company)
BALANCE SHEETS
(Expressed in US Dollars)

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,613	$38
Total current assets	2,613	38

Investment in joint venture, net of allowance for impairment	-	-

TOTAL ASSETS	$2,613	$38

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$14,820	$-
Other accounts payable – related party	-	382,365
Interest payable – related party	-	22,476
Advances payable	661,683	-
Other accounts payable	-	28,276
Total current liabilities	676,503	433,117

Convertible notes payable	219,252	-

TOTAL LIABILITIES	895,755	433,117

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $.001 par value, 75,000,000 authorized, 20,133,745 and 118,450 issued and outstanding as of December 31, 2010 and 2009, respectively	20,134	118
Additional Paid-in Capital	6,886,087	6,650,295
Retained earnings (accumulated deficit)	(7,113,753)	(7,083,492)
Deficit accumulated during the development stage	(685,610)	-
Total stockholders' equity (deficit)	(893,142)	(433,079)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,613	$38

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
(a development stage company)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars except share amounts)

	Year ended December 31,		For the period from June 12, 2010 (date re- entered development stage) through December 31,
	2010	2009	2010

OPERATING EXPENSES
General and administrative expenses	$401,528	$297,360	$381,614

LOSS FROM OPERATIONS	(401,528)	(297,360)	(381,614)

OTHER INCOME (EXPENSE)
Interest expense, net	(54,343)	(116,123)	(43,996)
Impairment of joint venture	(260,000)	-	(260,000)

Net loss from continuing operations	(715,871)	(413,483)	(685,610)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued segment	-	3,302,948	-

NET INCOME (LOSS)	$(715,871)	$2,889,465	$(685,610)

NET INCOME (LOSS) PER COMMON SHARE – Basic and fully diluted
Continuing operations	$(0.38)	$(3.50)
Discontinued operations	-	27.97
Net income (loss)	$(0.38)	$24.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,878,909	118,081

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
 (Expressed in US Dollars except share amounts)

					Deficit
					accumulated	Accumulated
			Additional		during the	Other
	Common Stock		Paid-In	Accumulated	development	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	stage	Income (Loss)	Total
BALANCE, DECEMBER 31, 2008	117,712	$117	$6,502,595	$(9,972,957)	$-	$(1,428,853)	$(4,899,098)

Private placement of shares	738	1	147,700	-	-	-	147,701
Net income for the year	-	-	-	2,889,465	-	-	2,889,465
Other comprehensive gain 1	-	-	-	-	-	1,428,853	1,428,853

BALANCE, DECEMBER 31, 2009	118,450	$118	$6,626,723	$(7,083,492)	$-	$-	$(433,079)

Correction in number of outstanding shares	295	1	(1)	-	-	-	-
Issuance of shares for conversion of note payable	15,000	15	29,985	-	-	-	30,000
Issuance of shares for conversion of note payable	20,000,000	20,000	180,000	-	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	-	25,808
Net loss for the year	-	-	-	(30,261)	(685,610)	-	(715,871)

BALANCE, DECEMBER 31, 2010	20,133,745	$20,134	$6,886,087	$(7,113,753)	$(685,610)	$-	$(893,142)

(1)	Removal of previously recorded foreign currency translation adjustments associated with the Company’s Ukrainian operations.

On November 19, 2010, the Company effected a one-for-200 reverse stock split.  All share and per share numbers have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
(a development stage company)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

			For the
			period from
			June 12,
			2010 (date
			re-entered
			development
			stage)
	For the year ended		through
	December 31,		December
	2010	2009	31, 2010

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(715,871)	$2,889,465	$(685,610)
Adjustments to reconcile net loss to net cash in operating activities:
Gain on disposal of discontinued segment	-	(3,302,948)	-
Impairment of investment in joint venture	260,000	-	260,000
Imputed interest expense	25,808	-	25,808
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(13,456)	-	(27,803)
Accounts payable – related party	-	24,996	-
Interest payable – related party	-	116,123	-
Accrued interest payable	28,535	-	28,535
NET CASH USED IN OPERATING ACTIVITIES	(414,984)	(272,364)	(399,070)

CASH PROVIDED BY INVESTING ACTIVITIES:
Investment in joint venture	(260,000)	-	(260,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(260,000)	-	(260,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of loans to related parties	-	107,273	-
Proceeds from advances	677,559	-	661,683
Proceeds from issuance of common stock	-	147,701	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	677,559	254,974	661,683

INCREASE (DECREASE) IN CASH	2,575	(17,390)	2,613
CASH, at the beginning of the period	38	17,428	-

CASH, at the end of the period	$2,613	$38	$2,613

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Refinancing of demand notes to convertible notes payable	$420,717	$-	$-
Issuance of stock for conversion of convertible notes payable	$230,000	$-	$230,000

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(formerly Sunrise Energy Resources, Inc.)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

Until December 31, 2008 all operating activities of Green Technology Solutions, Inc. (formerly Sunrise Energy Resources Inc.) (the “Company”) were conducted through its wholly owned Ukrainian subsidiaries, TOV Energy-Servicing Company EskoPivnich (“EskoPivnich” or “EP”) and Pari (“Pari”) both formed as Ukrainian Closed Joint Stock Companies ("CJSC").  EskoPivnich and Pari were engaged in oil and gas exploration and development in the country of Ukraine.  While the Company had 8 leases which were licensed to the Company’s wholly owned subsidiaries EskoPivnich and Pari, the production activities were limited to Karaikozovsk field in Eastern Ukraine. In addition to selling oil and gas produced from its Karaikozovsk lease, the Company purchased oil and gas from third parties. The purchased hydrocarbons were subsequently resold to third parties in order to enable EskoPivnich to fulfill its monthly delivery obligations. These operations were discontinued at the end of 2008.

In accordance with ASC 915, the Company is considered to have re-entered into the development stage on June 12, 2010 as it discontinued its previous operations and did not have revenues for the period from June 12, 2010 through December 31, 2010.

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

The Company currently has its headquarters at 2880 Zanker Road, Suite 203, San Jose, California 95134. As of December 31, 2010 the Company had one employee.

2.    PRESENTATION OF FINANCIAL STATEMENTS

Basis of Presentation–The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Going Concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $715,871 for the year ended December 31, 2010, while the Company’s current liabilities exceeded its current assets by $673,890 as of December 31, 2010.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2010 and 2009 consisted mainly of USD denominated current accounts held at major banks.

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

The Company has adopted accounting rules under which the deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable profit. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its tax assets and liabilities on a net basis.

Deferred tax is calculated at rates that are expected to apply to the period when the asset is realized or the liability is settled. It is charged or credited to the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Fair Value of Financial Instruments –The Company follows the FASB standard related to fair value measurement. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts payable and long-term debt. The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets that were measured and recognized at fair value as of December 31, 2010 and 2009 and the years then ended on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

Revenue Recognition – The Company is not currently generating revenue; however, revenue generated in the future will be recognized in accordance with SEC rules.  The four criteria that must be met in order to recognize revenue are: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Earnings (Loss) per Share – Earnings (loss) per share are computed in accordance with current accounting literature. Basic earnings (loss) per share are calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

Comprehensive Income (Loss) – Current accounting literature establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, current accounting literature requires that all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Foreign exchange translation gains and losses of the Company are reflected in comprehensive gains and losses.

4.     INVESTMENT IN JOINT VENTURE

On November 8, 2010, the Company paid $250,000 to acquire the rights to a joint venture agreement with Bio Pulp Works, LLC, a manufacturer of products made from recycled paper products.  Under the terms of agreement, the Company will receive a 49% interest in the joint venture.  The purpose of the joint venture is to expand the sales of Bio Pulp Works into new sales areas or to develop new recycled products which will be manufactured by Bio Pulp Works.  The Company has agreed to contribute $10,000 per month for a term of six months to fund the operations of the joint venture.  The Company has agreed to contribute its expertise in identifying new markets to the joint venture.  BioPulp will contribute its manufacturing expertise toward developing new products.

As of December 31, 2010, BioPulp and the Company had not identified new sales areas or new products to be sold by the joint venture.  However, both companies continue to work together diligently toward that end.  As of the December 31, 2010, the Company evaluated its investment in the joint venture to determine whether it was impaired in accordance with GAAP.  Because the development of markets and products for the joint venture is in the very early stages, it is not possible to reasonably estimate the expected future cash flows which could be generated from the joint venture.  As a result, the Company created an allowance for the impairment of the joint venture and recognized a corresponding impairment loss in the amount of $260,000 for the year ended December 31, 2010.

In order to fund the acquisition, the Company borrowed an additional $250,000 of advances.  The advances are non-interest bearing and due on demand.  Interest has been imputed on these advances.  See Note 7.  The Company is currently negotiating the conversion of these advances into interest bearing notes payable, but there is no assurance it will be successful in doing so.

5.      OTHER ACCOUNTS PAYABLE AND ACCRUALS

Other accounts payable and accruals as of December 31, 2010 and 2009 consisted of the following:

	2010	2009

Professional Services	$-	$28,276

Related parties
Advances from shareholders	-	382,365

Total	$-	$410,641

The amount of $28,276 was due to the Company’s auditor, transfer agent and financial printer as of December 31, 2009.  The amount of $382,365 owed as of December 31, 2009 represents advances from shareholders with no specific terms paid to the Company during 2005-2006 and 2009-2010. As discussed in Note 6 below, those amounts were converted into a convertible note payable during the year ended December 31, 2010.

During the year ended December 31, 2010, the Company settled the amounts owed for professional services for a payment of $15,000.  The difference between the amount owed and the settlement amount was recorded as a reduction of general and administrative expenses.

6.      CONVERTIBLE NOTE PAYABLE

On April 1, 2010, the lenders on the Company’s outstanding related party demand notes instructed the Company to repay those notes along with accrued interest at the earliest possible date.  The Company was unable to obtain replacement financing to repay those notes.  Therefore the Company and the lenders agreed to refinance the debt as described below.

On May 23, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Infox Ltd. (a related party) in the amount of $297,567 in repayment of demand notes in the amount of $275,091 and accrued interest of $22,476.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.  All interest accrued during the year ended December 31, 2010 was capitalized to principal.

On May 23, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Zaccam Trading Ltd. (a related party) in the amount of $109,441 in repayment of demand notes in the same amount.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.  All interest accrued during the year ended December 31, 2010 was capitalized to principal.

On June 2, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Zaccam Trading Ltd. (a related party) in the amount of $13,709 in repayment of demand notes in the same amount.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.  All interest accrued during the year ended December 31, 2010 was capitalized to principal.

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

On July 20, 2010, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox Ltd. elected to convert principal in the amount of $30,000 into 15,000 shares of common stock.

On November 23, 2010, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox Ltd. elected to convert principal in the amount of $150,000 into 15,000,000 shares of common stock.

On December 6, 2010, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox Ltd. elected to convert principal in the amount of $40,000 into 4,000,000 shares of common stock.

On December 6, 2010, holders of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $10,000 into 1,000,000 shares of common stock.

On March 1, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $20,000 into 2,000,000 shares of common stock.

On March 1, 2011, holders of the 10% Subordinated convertible Note Payable originally issued to Infox Ltd. elected to convert principal in the amount of $30,000 into 3,000,000 shares of common stock.

7.      ADVANCES PAYABLE

During the year ended December 31, 2010, the Company received working capital advances in the amount of $661,683.  These advances are non-interest bearing and payable upon demand.  The Company has imputed interest on these advances in the amount of $25,808 for the year ended December 31, 2010.  The imputed interest was recorded as an increase in Additional paid-in capital.

8.      SHAREHOLDERS’ EQUITY (DEFICIT)

No dividends were declared or paid by the Company during the year ended December 31, 2010 and 2009.

During the year ended December 31, 2010, the Company’s transfer agent noted an error in the number of outstanding shares.  As a result, the number of outstanding shares was increased by 295 shares.  The error in the number of outstanding shares was identified in the process of switching transfer agents during June 2010.  The Company does not consider the prior error material.

On November 19, 2010, the Company effected a one-for-200 reverse stock split.  All share and per share amounts in this report have been retroactively restated for the effect of this reverse split.

On July 20, 2010, the Company issued 15,000 shares of common stock for the conversion of $30,000 of principal of a 10% Subordinated Convertible Note Payable.

On November 23, 2010, the Company issued 15,000,000 shares of common stock for the conversion of $150,000 of principal of a 10% Subordinated Convertible Note Payable.

On December 6, 2010, the Company issued 4,000,000 shares of common stock for the conversion of $40,000 of principal of a 10% Subordinated Convertible Note Payable.

On December 6, 2010, the Company issued 1,000,000 shares of common stock for the conversion of $10,000 of principal of a 10% Subordinated Convertible Note Payable.

On March 1, 2011, the Company issued 5,000,000 shares of common stock for the conversion of $50,000 of principal of a 10% Subordinated Convertible Note Payable.

The Company has imputed interest on advances in the amount of $25,808 for the year ended December 31, 2010.  The imputed interest was recorded as an increase in Additional paid-in capital.

9.      INCOME/LOSS PER COMMON SHARE

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period. In accordance with current accounting literature, diluted net income per common share is computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. However, according to current accounting literature, no potential common shares shall be included in the computation of any diluted per share amount when a loss from continuing operations exists.

	Year Ended December 31,
	2010	2009
	(in US dollars, except Per share amounts)

Loss from continuing operations	$(715,871)	$(413,483)
Income from discontinued operations	-	3,302,948
Net income/(loss) attributable to common stockholders	$(715,871)	$2,889,465

Weighted average common shares outstanding, basic	1,878,909	118,081

Loss from continuing operations per common share, basic	(0.38)	(3.50)
Income/(Loss) from discontinued operations per common share, basic	0.00	27.97
Income/(Loss) per common share, basic	$(0.38)	$24.47

Weighted average common shares outstanding, diluted	1,878,909	118,081

Loss from continuing operations per common share, diluted	(0.38)	(3.50)
Income/(Loss) from discontinued operations per common share, diluted	0.00	27.97
Loss per common share, diluted	$(0.38)	$24.47

10.    RELATED PARTIES

Related parties include shareholders and entities under common ownership. Transactions with related parties are performed on terms that are comparable to those available to unrelated parties. For details of related party balances outstanding as of December 31, 2010 and 2009 see Notes 5 and 6. Our related parties are CJSC Infox, Zaccam Trading, Ltd.. Burisma Holdings Limited, and their affiliates.

11.    COMMITMENTS AND CONTINGENCIES

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

12.    RISK MANAGEMENT POLICIES

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

13.    CHANGE IN CONTROL

On June 12, 2010, five purchasers acquired control of 82,519 (16,503,817 pre-split shares) shares of the Company’s issued and outstanding common stock representing approximately 69.67% of the total shares issued and outstanding from Burisma Holdings Limited. The aggregate purchase price for the shares was $270,000. Cambridge Securities of Panama, a Panama Corporation, acquired 60,411 shares of common stock, and four other unrelated corporations each acquired control of 5,527 shares of common stock.  As a result of this transaction, there has been a change in control of the Company, and Cambridge Securities of Panama is now the Company’s majority shareholder.

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

14.    DISCONTINUED OPERATIONS

Until December 31, 2008, the Company’s wholly owned Ukrainian subsidiaries, Esko Pivnich and Pari, were engaged in oil and gas exploration and development in the country of Ukraine.  While Esko Pivnich and Pari had 8 leases in total, the production activities were limited to Karaikozovsk field in Eastern Ukraine. In addition to selling oil and gas produced from its Karaikozovsk lease, the Company purchased oil and gas from third parties. The purchased hydrocarbons were subsequently resold to third parties in order to enable Esko Pivnich to fulfill its monthly delivery obligations.

On March 11, 2009 the Company received a letter from its geologists, Netherland, Sewell & Associates, Inc. stating that based on the prices and costs used in the evaluation, which was conducted in accordance with the guidelines of the US Securities and Exchange Commission (SEC), they have determined that there were no proved reserves in Karaikozovsk field as of December 31, 2008.

In addition, as of December 31, 2008, the Company had $5,328,828 of principal outstanding under various Convertible Debenture Agreements and related accrued interest of $239,886. During first quarter 2009, additional interest of $116,123 accrued on the outstanding principal. The first debenture in the principal amount of $917,200 matured on March 30, 2009.  On March 13, 2008, the lender, Millington Solutions LLC, notified the Company that it did not intend to extend the maturity date of the debentures.

On March 27, 2009, the Company received a proposal from Millington Solutions LLC to transfer all Company’s assets to Millington Solutions LLC in exchange for the total extinguishment of all liability to Millington Solutions LLC including but not limited to principal and interest accrued under the convertible debenture. The Company accepted this proposal on March 30, 2009.

The Company recognized a gain on disposal of discontinued operations of $3,302,948 for the year ended December 31, 2009.  The amount of the gain was made up of the following:

Loss on disposal of assets:
Cash	$(25,968)
Accounts receivable	(504,732)
Inventories	(28,486
Taxes receivable	(1,462,042)
Property, plant and equipment	(5,142,656)
Other non-current assets	(110,003)
Total loss on disposal of assets	(7,273,887)

Gain on disposal of liabilities
Accounts payable and other current liabilities	5,114,952
Long term notes payable	1,205,900
Millington notes payable	5,684,837
Gain on disposal of liabilities	12,005,689

Foreign currency loss on disposal of discontinued operations	(1,428,854)

Net gain on disposal of discontinued operations	$3,302,948

15.    SUBSEQUENT EVENTS

On January 29, 2011, we signed a Profit Participation Agreement (the “ISS PPA”) with Integrated Smart Solutions, Inc. (“ISS”).  ISS develops smart grid technologies.  Under the terms of the ISS PPA we have agreed to pay ISS $10,000 per month for a period of six months.  In exchange, we will receive 5% of the net profits of ISS.

On January 30, 2011, we signed a Joint Venture Agreement with Rare Earth Exporters of Mongolia Pte.Ltd. (“REEM”).  The purpose of the joint venture is to procure rare earth mining claims and operations and to further our plans to acquire, develop and implement the newest clean mining technology to enable our partner clients to expand operations throughout.  We will participate equally with REEM in the profits and losses of the joint venture.

On April 12, 2011, we entered into a letter of intent to acquire REEM.  Since February, we have worked together with REEM to procure and develop rare earth mining claims and operations inside the nation of Mongolia. Agents of the joint venture signed letters of intent to undertake new rare earth mining operations at four sites in the developing Asian nation. By acquiring REEM as our subsidiary, we will position the Company to become the sole owner of these four Mongolian properties’ potentially lucrative mining rights. According to the letter of intent, the final purchase price for REEM will be agreed upon pending independent evaluations of these sites’ mineral deposits currently underway.  We estimate that the closing of the acquisition will occur, if at all, approximately 50 days after the date of the letter of intent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 31, 2011, ABBM Group, Ltd LLP (“ABBM”), the Company’s independent auditors, and the Company mutually agreed that the services of ABBM, under its engagement letter dated February 2, 2011, were terminated.

On April 1, 2011, the Company appointed M&K CPAS, PLLC as its independent auditor and that decision was approved by the Board of Directors on the same date.

ABBM had not issued an auditor’s report on the Company’s financial statements for any period.

During the year ended December 31, 2010 and the subsequent interim period through March 31, 2011, the date of the mutual termination of the engagement of ABBM, there were no disagreements with ABBM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to ABBM’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were not reportable events, as listed in Item 304(a)(l)(v) of Regulation S-K.

During the years ended December 31, 2010 and 2009, and through April 1, 2011, the Company did not consult M&K CPAS, PLLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE.

The Directors and Executive Officers of the Company and certain information concerning them are set forth below as of December 31, 2010:

Name	Position	Age

John Shearer	Chief Executive Officer and Director	71

John Shearer. Mr. Shearer has been in the investment banking business for 40 years, 7 of which were in New York with several boutique investment banking firms and 12 years in Miami and Fort Lauderdale where he was with several investment banks. He has been involved in equity and debt placements, structured finance, mergers and acquisitions and project finance. He has been involved in taking companies public and has served as president for several of them.  From 2005 through 2009, Mr. Shearer was a partner in Concentric Capital which provided investment banking consulting services to various private and public companies.  From July 2009 through April 2010, he served as CEO of Gulf Alternative Energy, Inc. From April 2010 through August 2010, he served as COO of National Clean Fuels, Inc. Mr. Shearer joined the Company on August 6, 2010.  He is a graduate of the University of Texas with a BBA in Finance. Mr. Shearer’s background in finance and acquisitions is a primary reason why he should continue to serve as a director, particularly given the Company’s business focus.

Composition of the Board of Directors

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations.  The primary responsibility of our board of directors is to oversee the general direction and management of our Company and, in doing so, serve the best interests of the Company and our shareholders.  The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to shareholder election, directors.  It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our Company.  Management is responsible for day-to-day operations of the Company.

Our Board of Directors currently consists of one member:  Mr. John Shearer.  Each of our directors is elected annually at our annual meeting.  All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  We plan to increase the size of our Board of Directors as we deem necessary to accommodate the growth of our business.

Independence

As of the date hereof, the Company has not adopted a standard of independence nor does it have a policy with respect to independence requirements for its Board members or that a majority of its Board be comprised of “independent directors.”  As of the date hereof, none of our directors would qualify as “independent” under any recognized standards of independence.

Board Committees

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our Board of Directors performs the functions of audit, nominating and compensation committees.  As of the date of this filing, no member of our Board of Directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act and our Board does not believe such an expert is necessary at this time due to the relatively simple nature of the Company’s operations.  Since the Board of Directors currently consists of only one member, it does not believe that establishing separate audit, nominating or compensation committees are necessary for effective governance.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on our review of Forms 3.4 and 5 furnished to us and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied in a timely manner with all applicable filing requirements for the fiscal year ended December 31, 2010, except as follows: Paradigm Capital Corporation (one Form 3 not Filed) Dean McCall (one Form 3 was not Filed) and John Shearer (one Form 3 filed late).

Code of Ethics

Our Board of Directors has discussed the adoption of a code of business conduct and ethics for directors, officers and employees but has not yet adopted a Code of Ethics due to the extremely small size of our management team.  It is anticipated that the Board of Directors will adopt a Code of Ethics meeting the requirements of Item 406 of Regulation S-K in the near future.

Procedure for Nominating Directors

In 2010, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

ITEM 11. EXECUTIVE COMPENSATION.

Mr. Shearer received cash compensation of $25,000 during the year ended December 31, 2010.  He received no other form of compensation.  Mr. Stone did not receive compensation for his services as Director.

Summary Compensation Table

Name	Fiscal Year End	Salary ($)	Total ($)
John Shearer, Chief Executive Officer (1)	2010	$25,000	$25,000

Dean McCall, Former Chief Executive Officer	2010	-	-

Konstantin Tsirulnikov, Former Chief Executive Officer	2010 2009	- 44,325	- 44,325

Roman Livso, Former Chief Financial Officer	2010 2009	- 25,175	- 25,175

(1)	Mr. Shearer was appointed as sole Director and CEO in August 2010 and received five months of salary during the year ended December 31, 2010.

Employment Agreements & Retirement Benefits

None of our executive officers are subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Our Board of Directors is comprised of John Shearer. Mr. Shearer also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company and for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2010 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors.  We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2011, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 31, 2011, there were 25,133,745 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

Paradigm Capital Corp. RRE Commercial Center Majuro, Marshall Islands 96960	Shareholder	15,000,000	59.7%

John Shearer 2880 Zanker Road, Suite 203 San Jose, CA 95134	Sole Director and CEO	-nil-	0.0%

All Officers and Directors as a group (total of 1)		-nil-	0.0%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2011.

As of December 31, 2010, there were convertible notes outstanding in the amount of $219,252, including accrued interest.  These notes are convertible into 21,925,200 shares of common stock.  If the notes were fully converted, this could result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

None.

Director Independence

Using the standards of the NYSE Amex which the Company is not subject to, the Company's Board has determined that Mr. Shearer does not qualify under such standards as an independent director. The Company did not consider any relationship or transaction between itself and its sole director not already disclosed in this report in making this determination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.The following is a summary of the fees billed to the Company by its independent accountants, John A. Braden & Co. P.C. and ABBM Group Ltd. LLP, for the years ended December 31, 2010 and 2009:

Fee Category	2010	2009

Audit Fees	$2,500	$34,996

Audit-Related Fees(1)	—	—

Tax Fees(2)	—	—

All Other Fees(3)	—	—

Total Fees	$2,500	$34,996

Notes to the Accountants Fees Table:

(1)
Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees" above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by John A. Braden & Co., P.C. and ABBM Group Ltd. LLP described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	Stock Purchase Agreement and Plan of Reorganization (4)
10.2	10% Subordinated Note Due March 30, 2009 (6)
10.3	10% Subordinated Note Due June 6, 2009 (6)
10.4	Investment Agreement (7)
10.5	Registration Rights Agreement (7)
10.6	Promissory Note (8)
10.7	Security Agreement (8)
10.8	Secured Continuing Unconditional Guaranty (8)
10.9	Negative Pledge (8)
10.10	10% Subordinated Note Due March 30, 2009 (9)
10.11	10% Subordinated Note Due June 6, 2009 (9)
10.13	JointVenture Agreement (16)
10.14	Sale and Assignment of Rights Under Joint Venture Agreement (16)
10.15	Profit Participation Agreement dated January 29, 2011 with Integrated Smart Solutions, Inc. (3)
10.16	Joint Venture Agreement dated January 30, 2011 with Rare Earth Exporters of Mongolia Pte. Ltd. (3)
10.17	Sale and Assignment of Rights Under Joint Venture Agreement dated November 8, 2010 (3)
14	Code of Ethics (2)
16.1	Letter from Kevin Londergan, CLO CPAs LLLP dated February 3, 2009 (10)
16.2	Letter from C. H. Rees III, P.E. dated March 11, 2009 (11)
16.3	Letter from Evgeniy Kozlov dated March 23, 2009 (12)
16.4	Letter from Konstantin Tsiryulnikov dated March 24, 2009 (12)
16.5	Letter from Evgeniy Kozlov dated March 27, 2009 (12)
16.6	Letter from Konstantin Tsiryulnikov dated March 30, 2009 (13)
16.7	Share Purchase Agreement (14)
16.8	Letter from John A. Braden, CPA (15)
21.1	List of Subsidiaries (5)
31.1	Section 302 Certification (3)
32.1	Section 906 Certification (3)

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.
(2)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2009.
(3)	Filed Herewith.
(4)	Incorporated by reference from the 10-QSB for the Quarterly Period Ended September 30, 2004.
(5)	Incorporated by reference from the 10-KSB for the Quarterly Period Ended December 31, 2004.
(6)	Incorporated by reference from the 10-QSB for the Six Month Period Ended June 30, 2006.
(7)	Incorporated by reference from the 8-K filed on September 11, 2006.
(8)	Incorporated by reference from the 8-K filed on March 28, 2007.
(9)	Incorporated by reference from the 10-KSB for the Fiscal Year Ended December 31, 2006.
(10)	Incorporated by reference from the 8-K filed on February 13, 2009.
(11)	Incorporated by reference from the 8-K filed on March 16, 2009.
(12)	Incorporated by reference from the 8-K filed on March 26, 2009.
(13)	Incorporated by reference from the 8-K filed on April 6, 2009.
(14)	Incorporated by reference from the 8-K filed on June 29, 2009.
(15)	Incorporated by reference from the 8-K filed on August 6, 2010.
(16)	Incorporated by reference from the 8-K filed on December 13, 2010.

(b)      Reports on Form 8-K:

On December 13, 2010, the Company filed a Current Report on Form 8-K, under Items 1.01, 3.02, 5.01 and 9.01, reporting its entry into an agreement to acquire rights to a joint venture with Bio Pulp Works, LLC and a change in control as a result of the conversion of a convertible note by Paradigm Capital Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Technology Solutions, Inc.

By:	/s/ John Shearer
John Shearer
Sole Director and CEO
(Principal Executive Financial Officer and
Accounting Officer)

Date:  April 15, 2011