Form 10-Q
period 2011-03-31
Green Technology Solutions, Inc.
filed 2011-05-11
CIK 874792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, the Registrant had 25,133,745 shares of common stock issued and outstanding.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets – March 31, 2011 and December 31, 2010	3

	Statements of Operations - for the three months ended March 31, 2011 and 2010 and for the period from June 12, 2010 (date of re-entry to development stage) through March 31, 2011	4

	Statements of Changes in Stockholder’s Equity (Deficit) – for the period from June 12, 2010 (date of re-entry to development stage) through March 31, 2011	5

	Statements of Cash Flows - for the three months ended March 31, 2011 and 2010 and for the period from June 12, 2010 (date of re-entry to development stage) through March 31, 2011	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	[Removed and Reserved]	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		15

PART I.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,829	$2,613
Total current assets	15,829	2,613

Investment in joint venture, net of allowance for impairment of $260,000	-	-

TOTAL ASSETS	$15,829	$2,613

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,631	$14,820
Advances payable	872,823	661,683
Total current liabilities	889,454	676,503

Convertible notes payable	174,733	219,252

TOTAL LIABILITIES	1,064,187	895,755

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $.001 par value, 75,000,000 authorized, 25,133,745 and 20,133,745 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	25,134	20,134
Additional Paid-in Capital	6,949,705	6,886,087
Accumulated deficit	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(909,444)	(685,610)
Total stockholders' equity (deficit)	(1,048,358)	(893,142)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,829	$2,613

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the period from June 12, 2010 (date re- entered development stage) through
	March 31,		March 31,
	2011	2010	2011

OPERATING EXPENSES
Sales, general and administrative expenses	$199,735	$6,205	$581,349

LOSS FROM OPERATIONS	(199,735)	(6,205)	(581,349)

OTHER INCOME (EXPENSE)
Interest expenses, net	(24,099)	-	(68,095)
Impairment of joint venture	-	-	(260,000)
Total other income (expense)	(24,099)	-	(328,095)

NET LOSS	$(223,834)	$(6,205)	$(909,444)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.01)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,744,856	118,450

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Deficit accumulated during the development
	Shares	Amount	Capital	Deficit	stage	Total
BALANCE, JUNE 12, 2010	118,745	$119	$6,650,294	$(7,113,753)	$-	$(463,340)

Issuance of shares for conversion of note payable	15,000	15	29,985	-	-	30,000
Issuance of shares for conversion of note payable	20,000,000	20,000	180,000	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	25,808
Net loss for the period from June 12, 2010 through December 31, 2010	-	-	-	-	(685,610)	(685,610)

BALANCE, DECEMBER 31, 2010	20,133,745	$20,134	$6,886,087	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	5,000,000	5,000	45,000	-	-	50,000
Imputed interest expense	-	-	18,618	-	-	18,618
Net loss	-	-	-	-	(223,834)	(223,834)

BALANCE, MARCH 31, 2011	25,133,745	$25,134	$6,949,705	$(7,113,753)	$(909,444)	$(1,048,358)

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		For the period from June 12, 2010 (date re-entered development stage) through March 31,
	2011	2010	2011

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(223,834)	$(6,205)	$(909,444)
Adjustments to reconcile net loss to net cash in operating activities:
Impairment of investment in joint venture	-	-	260,000
Imputed interest expense	18,618	-	44,426
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,811	6,167	(25,992)
Accrued interest payable	5,481	-	34,016
NET CASH (USED IN) OPERATING ACTIVITIES	(197,924)	(38)	(596,994)

CASH (USED IN) INVESTING ACTIVITIES
Cash used in investment in joint venture	-	-	(260,000)
NET CASH (USED IN) INVESTING ACTIVITIES	-	-	(260,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	211,140	-	872,823
NET CASH PROVIDED BY FINANCING ACTIVITIES	211,140	-	872,823

NET INCREASE (DECREASE) IN CASH	13,216	(38)	15,829
CASH, at the beginning of the period	2,613	38	-

CASH, at the end of the period	$15,829	$-	$15,829

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Refinancing of demand notes to convertible notes payable	$-	$-	$420,717
Issuance of stock for conversion of convertible notes payable	$50,000	$-	$280,000

The accompanying notes are an integral part of the financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2010 included in Form 10-K. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

2.	PRESENTATION OF FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $223,834 during the three months ended March 31, 2011, while the Company’s current liabilities exceeded its current assets by $873,625.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of March 31, 2011 and December 31, 2010 consisted mainly of U.S. dollar-denominated current accounts held at major banks.

Revenue Recognition – The Company is not currently generating revenue; however, revenue generated in the future will be recognized in accordance with SEC rules. The four criteria that must be met in order to recognize revenue are: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonable assured.

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

3.	CONVERTIBLE NOTES PAYABLE

On February 18, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $20,000 into 2,000,000 shares of common stock in accordance with the terms of the note.

On February 18, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox, Ltd. elected to convert principal in the amount of $30,000 into 3,000,000 shares of common stock in accordance with the terms of the note.

4.	ADVANCES PAYABLE

During the three months ended March 31, 2011, the Company has received working capital advances in the amount of $211,140. These advances are non-interest bearing and payable upon demand. The Company has imputed interest on these advances in the amount of $18,618 for the three months ended March 31, 2011. The imputed interest was recorded as an increase in additional paid-in capital.

5.	SHAREHOLDERS’ EQUITY

On March 2, 2011, the Company issued 5,000,000 shares of common stock for the conversion of $50,000 of principal of the 10% Subordinated Convertible Notes Payable.

The Company has imputed interest on advances in the amount of $18,618 for the three months ended March 31, 2011. The imputed interest was recorded as an increase in additional paid-in capital.

6.	COMMITMENTS AND CONTINGENCIES

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

7.	RISK MANAGEMENT POLICIES

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

Interest rate risk – Interest rate risk arises from the possibility that changes in interest rates will affect the value of a financial instrument.

Currently, the Company’s approach to the interest risk limitation is borrowing at fixed rates and for short periods.

8.	SUBSEQUENT EVENTS

On April 12, 2011, subsequent to the period covered by this report, we entered into a letter of intent to acquire REEM. According to the letter of intent, the final purchase price for REEM will be agreed upon pending independent evaluations of these sites’ mineral deposits currently underway. Subject to completion of due diligence and negotiation of final documentation, we estimate that the closing of the acquisition will occur approximately 50 days after the date of the letter of intent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

As used in this report, the terms "we", "us", "our", the "Company" and "GTSO" mean Green Technology Solutions, Inc., unless otherwise indicated.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Part II Item 1A below and in the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2010 that may cause actual results to differ materially.

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

Discussion and Analysis of Financial Condition

Organization and Basis of Presentation

Green Technology Solutions, Inc. is in the business of identifying and acquiring rights in early stage, breakthrough green technologies, with the plan to develop these technologies into marketable products. To date, we have identified the following market segments: (1) the advancement of cleaner worldwide mining technologies, with an emphasis on rare earth mining applications, (2) the development of additional markets for existing environmentally friendly paint products that are currently being marketed in the United States and (3) smart grid technology. Our mission is to focus our resources on discovering the best available new innovative technologies in this industry space. We intend to work with young companies and inventors to deliver innovation in the real world.

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of March 31, 2011, the Company has one employee.

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

On January 30, 2011, we entered into a Joint Venture Agreement with Rare Earth Exporters of Mongolia Pte.Ltd, (“REEM”), whose mission is to supply worldwide industrial and manufacturing economies with necessary rare earth minerals. Under the terms of our agreement, we will have a 50% interest in exchange for our agreement to provide operating capital. REEM is contributing its knowledge and product development skills in the market. Our initial task is to determine whether certain properties we have identified have mining claims with commercial viability. We will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture if our claims reveal that they contain the rare earth minerals we are seeking to mine. We currently do not have any plan or efforts underway to raise such a significant amount of capital and are not sure when, if ever, we will be able to do so to pursue the exploitation of these mining claims if they prove to exist.

On April 12, 2011, subsequent to the period covered by this report, we entered into a letter of intent to acquire REEM. Since February, we have worked together with REEM to procure and develop rare earth mining claims and operations inside the nation of Mongolia. Agents of the joint venture signed letters of intent to undertake new rare earth mining operations at four sites in the developing Asian nation. By acquiring REEM as our subsidiary, we will position the Company to become the sole owner of these four Mongolian properties’ potentially lucrative mining rights. According to the letter of intent, the final purchase price for REEM will be agreed upon pending independent evaluations of these sites’ mineral deposits currently underway. Subject to completion of due diligence and negotiation of final documentation, we estimate that the closing of the acquisition will occur approximately 50 days after the date of the letter of intent.

Results of Operations and Going Concern

We incurred a net loss of $223,834 for the three months ended March 31, 2011, and had a working capital deficit of approximately $873,625 as of March 31, 2011. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the three months ended March 31, 2011 was $197,924. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

General and Administrative Expenses

General and administrative expenses increased in the three months ended March 31, 2011 as compared to the year ended March 31, 2010 from $6,205 to $199,735 due to increased professional expenses related to our increased operations in Mongolia.

Loss from Operations

The increase in our operating loss for the three months ended March 31, 2011 as compared to the comparable period of 2010 from $6,205 to $199,735 is due to the increase in general and administrative expenses described above.

Other Income (Expense)

Interest expense increased during the three months ended March 31, 2011 compared to the same period of 2010 from $0 to $24,099.

Net Income (Loss)

We recognized a net loss of $223,834 for the three months ended March 31, 2011 as compared to a net loss of $6,205 for the same period of 2010. Changes in net income (loss) are primarily attributable to changes in operating income as described above.

Liquidity and Capital Resources

Net cash used by operating activities was $197,924 and $38 for the three months ended March 31, 2011 and 2010, respectively. The increase is mainly attributable to the increased net loss as a result of the higher level of expenses related to our operations in Mongolia.

Cash provided by financing activities was $211,140 and $0 for the three months ended March 31, 2011 and 2010, respectively. The increase is mainly attributable to advances received which were required to fund the Company’s operations.

We had negative working capital of $873,625 as of March 31, 2011 compared to $673,890 as of December 31, 2010. Our cash position increased to $15,829 at March 31, 2011 compared to $2,613 at December 31, 2010.

Our monthly cash requirement amount is approximately $50,000, and as of March 31, 2011, cash on hand would fund operations for less than one month.

The Company anticipates it will require around $700,000 to sustain operations and effectively evaluate new business opportunities over the next twelve months. However, if our mining claims show significant deposits, then we may require several million dollars of additional financing. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

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

Off Balance Sheet Arrangements

None

Cash requirements

The Company anticipates it will require around $700,000 to sustain operations and effectively evaluate new business opportunities over the next twelve months. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of March 31, 2011, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of March 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no outstanding legal proceedings material to the Company to which the Company or any of its assets are subject, nor are there any such proceedings known to be contemplated. Management believes that the resolution of all business matters which would have a material impact on the Company’s financial position or operating results have been recorded.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our 2010 Annual Report on Form 10-K including the Risk Factors set forth in Part I of our Annual Report, which risks could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2010. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, we have issued and/or sold the following securities that were not registered under the Securities Act and have not been previously disclosed in a filing with the Securities and Exchange Commission.

Convertible Notes

On February 18, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $20,000 into 2,000,000 shares of common stock.

On February 18, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox, Ltd. elected to convert principal in the amount of $30,000 into 3,000,000 shares of common stock.

The issuance of common stock upon conversion of the 10% Subordinated Convertible Notes Payable was exempt from the registration requirements of the Securities Act under Regulation D and Section 4(2) of the Securities Act as the conversion did not involve a public offering of securities. No underwriters were used in the offering, and there were no underwriting discounts or commissions. The issuances were made to accredited investors.

Item 3. Defaults upon Senior Securities

None

Item 4. [Removed and Reserved]

N/A

Item 5. Other Information

None

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	10% Subordinated Note Due March 30, 2009 (4)
10.2	10% Subordinated Note Due June 6, 2009 (4)
10.3	10% Subordinated Note Due March 30, 2009 (5)
10.4	10% Subordinated Note Due June 6, 2009 (5)
10.5	Joint Venture Agreement (6)
10.6	Sale and Assignment of Rights Under Joint Venture Agreement (6)
10.7	Profit Participation Agreement dated January 29, 2011 with Integrated Smart Solutions, Inc. (3)
10.8	Joint Venture Agreement dated January 30, 2011 with Rare Earth Exporters of Mongolia Pte. Ltd. (3)
10.9	Sale and Assignment of Rights Under Joint Venture Agreement dated November 8, 2010 (3)
14	Code of Ethics (2)
31.1	Section 302 Certification (7)
32.1	Section 906 Certification (7)

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.
(2)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2009.
(3)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2010.
(4)	Incorporated by reference from the 10-QSB for the Six Month Period Ended June 30, 2006.
(5)	Incorporated by reference from the 10-KSB for the Fiscal Year Ended December 31, 2006.
(6)	Incorporated by reference from the 8-K filed on December 13, 2010.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

/s/ John Shearer
Date: May 10, 2011	John Shearer
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)