Form 10-Q
period 2011-06-30
Green Technology Solutions, Inc.
filed 2011-08-15
CIK 874792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 31, 2011, the Registrant had 34,133,745 shares of common stock issued and outstanding.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets – June 30, 2011 and December 31, 2010	3

	Statements of Operations - for the three and six months ended June 30, 2011 and 2010 and for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2011	4

	Statements of Changes in Stockholder’s Equity (Deficit) – for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2011	5

	Statements of Cash Flows - for the six months ended June 30, 2011 and 2010 and for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2011	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	[Removed and Reserved]	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART I.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,252	$2,613
Prepaid expenses	13,649	-
Total current assets	52,901	2,613

Investment in joint venture, net of allowance for impairment of $260,000	-	-

TOTAL ASSETS	$52,901	$2,613

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,571	$14,820
Advances payable	1,179,356	661,683
Total current liabilities	1,196,927	676,503

Convertible notes payable	89,101	219,252

TOTAL LIABILITIES	1,286,028	895,755

STOCKHOLDERS’ (DEFICIT)
Common Stock, $.001 par value, 75,000,000 authorized, 25,133,745 and 20,133,745 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	25,134	20,134
Additional Paid-in Capital	6,975,144	6,886,087
Stock payable	90,000	-
Accumulated deficit	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(1,209,652)	(685,610)
Total stockholders' (deficit)	(1,233,127)	(893,142)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$52,901	$2,613

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended		Three months ended		For the period from June 12, 2010 (date re-entered development stage) through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

OPERATING EXPENSES
Sales, general and administrative expenses	$470,136	$19,914	$270,401	$13,709	$851,750

LOSS FROM OPERATIONS	(470,136)	(19,914)	(270,401)	(13,709)	(851,750)

OTHER (EXPENSE)
Interest expenses, net	(53,906)	(10,347)	(29,807)	(10,347)	(97,902)
Impairment of joint venture	-	-	-	-	(260,000)
Total other (expense)	(53,906)	(10,347)	(29,807)	(10,347)	(357,902)

NET LOSS	$(524,042)	$(30,261)	$(300,208)	$(24,056)	$(1,209,652)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.02)	$(0.26)	$(0.01)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,448,662	118,450	25,133,745	118,450

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-In	Stock	Accumulated	Deficit accumulated during the development
	Shares	Amount	Capital	payable	deficit	stage	Total
BALANCE, JUNE 12, 2010	118,745	$119	$6,650,294	$-	$(7,113,753)	$-	$(463,340)

Issuance of shares for conversion of note payable	15,000	15	29,985	-	-	-	30,000
Issuance of shares for conversion of note payable	20,000,000	20,000	180,000	-	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	-	25,808
Net loss for the period from June 12, 2010 through December 31, 2010	-	-	-	-	-	(685,610)	(685,610)

BALANCE, DECEMBER 31, 2010	20,133,745	$20,134	$6,886,087	$-	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	5,000,000	5,000	45,000	-	-	-	50,000
Stock payable for conversion of note payable	-	-	-	90,000	-	-	90,000
Imputed interest expense	-	-	44,057	-	-	-	44,057
Net loss	-	-	-	-	-	(524,042)	(524,042)

BALANCE, JUNE 30, 2011	25,133,745	$25,134	$6,975,144	$90,000	$(7,113,753)	$(1,209,652)	$(1,233,127)

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,		For the period from June 12, 2010 (date re-entered development stage) through June 30,
	2011	2010	2011

CASH (USED IN) OPERATING ACTIVITIES:
Net loss	$(524,042)	$(30,261)	$(1,209,652)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Impairment of investment in joint venture	-	-	260,000
Imputed interest expense	44,057	-	69,865
Changes in operating assets and liabilities:
Prepaid expenses	(13,649)	-	(13,649)
Accounts payable and accrued liabilities	2,751	-	(25,052)
Accrued interest payable	9,849	10,347	38,384
NET CASH (USED IN) OPERATING ACTIVITIES	(481,034)	(19,914)	(880,104)

CASH (USED IN) INVESTING ACTIVITIES
Cash used in investment in joint venture	-	-	(260,000)
NET CASH (USED IN) INVESTING ACTIVITIES	-	-	(260,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of loans to related parties	-	19,876	-
Proceeds from advances	517,673	-	1,179,356
NET CASH PROVIDED BY FINANCING ACTIVITIES	517,673	19,876	1,179,356

NET INCREASE (DECREASE) IN CASH	36,639	(38)	39,252
CASH, at the beginning of the period	2,613	38	-

CASH, at the end of the period	$39,252	$-	$39,252

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Refinancing of demand notes to convertible notes payable	$-	$420,717	$420,717
Issuance of stock for conversion of convertible notes payable	$50,000	$-	$280,000
Stock payable for conversion of convertible notes payable	$90,000	$-	$90,000

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2010 included in Form 10-K.  Operating results for the period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

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

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $524,042 for the six months ended June 30, 2011, while the Company’s current liabilities exceeded its current assets by $1,144,026.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of June 30, 2011 and December 31, 2010 consisted mainly of U.S. dollar-denominated current accounts held at major banks.

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

On June 29, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $45,000 into 4,500,000 shares of common stock in accordance with the terms of the note.  The shares were issued on July 6, 2011, subsequent to the end of the quarter.  As of June 30, 2011, the Company recorded a stock payable of $45,000.

On June 29, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox, Ltd. elected to convert principal in the amount of $45,000 into 4,500,000 shares of common stock in accordance with the terms of the note.  The shares were issued on July 6, 2011, subsequent to the end of the quarter.  As of June 30, 2011, the Company recorded a stock payable of $45,000.

4.	ADVANCES PAYABLE

During the six months ended June 30, 2011, the Company has received working capital advances in the amount of $517,673.  These advances are non-interest bearing and payable upon demand.  The Company has imputed interest on these advances in the amount of $44,057 for the six months ended June 30, 2011.  The imputed interest was recorded as an increase in additional paid-in capital.

5.	PROFIT PARTICIPATION AGREEMENTS

On June 8, 2011, the Company signed a profit participation agreement with AR Ehkes, a Mongolian company.  The purpose of the profit participation agreement is to facilitate the mining of rare earths at three sites in Mongolia.  Under the terms of the agreement, the Company will receive 15% of the net profits generated by AR Ehkes from production at the three defined sites in Mongolia.  In exchange for this, the Company will be required to pay AR Ehkes $10,000 per month for a period of six months.  In addition, the Company will pay the costs of excavating, moving and exporting a 20 ton rail car of ore from the site. The Company made the required monthly payments of $10,000 each in June, July and August. The next payment of $10,000 will be due in September. The Company can cancel this agreement at anytime by not making additional payments. There would be no continuing obligation of the Company.

On June 27, 2011, the Company (through its joint venture with Beijing Bullion Transfer Group) signed a profit participation agreement with AR Ehkes to facilitate the mining of rare earth at a fourth site in Mongolia.  Under the terms of the agreement, the Company will receive 15% of the net profits generated by AR Ehkes from production at this site.  In exchange, the Company will be required to pay AR Ehkes $10,000 per month for a period of six months.  In addition, the Company will pay the costs of excavating and evaluating 20 core samples from the site to determine the content of precious metals. The Company made the required monthly payments of $10,000 each in June, July and August. The next payment of $10,000 will be due in September. The Company can cancel this agreement at anytime by not making additional payments. There would be no continuing obligation of the Company.

6.	ACQUISITION OF RARE EARTH EXPORTERS OF MONGOLIA PTE. LTD

On April 12, 2011, we entered into a letter of intent to acquire Rare Earth Exporters of Mongolia Pte. Ltd, a Mongolian company (“REEM”).  According to the letter of intent, the final purchase price for REEM will be agreed upon pending independent evaluations of the sites’ mineral deposits currently underway.  The evaluation of the mineral deposits has not been completed.  Therefore, the final purchase price has not been determined and the acquisition has not closed.

7.	SHAREHOLDERS’ EQUITY

On March 2, 2011, the Company issued 5,000,000 shares of common stock for the conversion of $50,000 of principal of the 10% Subordinated Convertible Notes Payable.

The Company has recorded a stock payable of $90,000 for the conversion of $90,000 of principal of the 10% Subordinated Convertible Notes Payable.  The Company issued 9,000,000 shares of common stock on July 6, 2011 in settlement of the stock payable.

The Company has imputed interest on advances in the amount of $44,057 for the six months ended June 30, 2011.  The imputed interest was recorded as an increase in additional paid-in capital.

7.	COMMITMENTS AND CONTINGENCIES

Litigation– The Company has been and continues to be the subject of legal proceedings and adjudications from time to time. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

8.	RISK MANAGEMENT POLICIES

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

Interest rate risk – Interest rate risk arises from the possibility that changes in interest rates will affect the value of a financial instrument.

Currently, the Company’s approach to the interest risk limitation is borrowing at fixed rates and for short periods.

9.	SUBSEQUENT EVENTS

On July 6, 2011, the Company issued 9,000,000 shares of common stock in settlement of a stock payable in the amount of $90,000.

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

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of June 30, 2011, the Company has one employee in the United States and two contractors in Mongolia.

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

On January 30, 2011, we entered into a Joint Venture Agreement with Rare Earth Exporters of Mongolia Pte.Ltd, (“REEM”), whose mission is to supply worldwide industrial and manufacturing economies with necessary rare earth minerals. Under the terms of our agreement, we will have a 50% interest in REEM’s profits in exchange for our agreement to provide operating capital. REEM is contributing its knowledge and product development skills in the market. Our initial task is to determine whether certain properties we have identified have mining claims with commercial viability. We will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture if our claims reveal that they contain the rare earth minerals we are seeking to mine. We currently do not have any plan or efforts underway to raise such a significant amount of capital and are not sure when, if ever, we will be able to do so to pursue the exploitation of these mining claims if they prove to exist.

On April 12, 2011, subsequent to the period covered by this report, we entered into a letter of intent to acquire REEM.  Since February, we have worked together with REEM to procure and develop rare earth mining claims and operations inside the nation of Mongolia. By acquiring REEM as our subsidiary, we will position the Company to become the sole owner of these four Mongolian properties’ potentially lucrative mining rights. According to the letter of intent, the final purchase price for REEM will be agreed upon pending independent evaluations of these sites’ mineral deposits currently underway.  The independent evaluation of the mineral deposits has not been completed and the final purchase price has not been determined.  The Company is continuing to negotiate the final purchase price.

On June 8, 2011, the Company signed a profit participation agreement with AR Ehkes, a Mongolian company.  The purpose of the profit participation agreement is to facilitate the mining of rare earths at three sites in Mongolia.  Under the terms of the agreement, the Company will receive 15% of the net profits generated by AR Ehkes from production at the three defined sites in Mongolia.  In exchange for this, the Company will be required to pay AR Ehkes $10,000 per month for a period of six months.  In addition, the Company will pay the costs of excavating, moving and exporting a 20 ton rail car of ore from the site.

On June 27, 2011, the Company signed a profit participation agreement with AR Ehkes to facilitate the mining of rare earth at a fourth site in Mongolia.  Under the terms of the agreement, the Company will receive 15% of the net profits generated by AR Ehkes from production at this site.  In exchange, the Company will be required to pay AR Ehkes $10,000 per month for a period of six months.  In addition, the Company will pay the costs of excavating and evaluating 20 core samples from the site to determine the content of precious metals.

Green Technology Resources, a division of GTSO, is our newest initiative, creating the important and necessary channels to mine, ship, and deliver rare earths to an international market. With the available labor, equipment and transport, Green Technology Resources is a driving force behind a more competitive rare earths market and profitability in the industry. The company’s alliances in Mongolia provide a strategic advantage and access to the one of the most plentiful rare earth deposits in the world.

Results of Operations and Going Concern

We incurred a net loss of $524,042 for the six months ended June 30, 2011, and had a working capital deficit of $1,144,026 as of June 30, 2011.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the six months ended June 30, 2011 was $481,034.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

General and Administrative Expenses

General and administrative expenses increased in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 from $19,914 to $470,136 due to increased professional and other expenses related to our increased operations in Mongolia.

Loss from Operations

The increase in our operating loss for the six months ended June 30, 2011 as compared to the comparable period of 2010 from $19,914 to $470,136 is due to the increase in general and administrative expenses described above.

Other Income (Expense)

Interest expense increased during the six months ended June 30, 2011 compared to the same period of 2010 from $10,347 to $53,906 as a result of higher borrowing to fund operations.

Net Income (Loss)

We recognized a net loss of $524,042 for the six months ended June 30, 2011 as compared to a net loss of $30,261 for the same period of 2010.  Changes in net income (loss) are primarily attributable to changes in operating income as described above.

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

General and Administrative Expenses

General and administrative expenses increased in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 from $13,709 to $270,401 due to increased professional and other expenses related to our increased operations in Mongolia.

Loss from Operations

The increase in our operating loss for the three months ended June 30, 2011 as compared to the comparable period of 2010 from $13,709 to $270,401 is due to the increase in general and administrative expenses described above.

Other Income (Expense)

Interest expense increased during the three months ended June 30, 2011 compared to the same period of 2010 from $10,347 to $29,807 due to an increased level of borrowing to fund operations.

Net Income (Loss)

We recognized a net loss of $300,208 for the three months ended June 30, 2011 as compared to a net loss of $24,056 for the same period of 2010.  Changes in net income (loss) are primarily attributable to changes in operating income as described above.

Liquidity and Capital Resources

Net cash used by operating activities was $481,034 and $19,914 for the six months ended June 30, 2011 and 2010, respectively. The increase is mainly attributable to the increased net loss as a result of the higher level of expenses related to our operations in Mongolia.

Cash provided by financing activities was $517,673 and $19,876 for the six months ended June 30, 2011 and 2010, respectively.  The increase is mainly attributable to advances received which were required to fund the Company’s operations.

We had negative working capital of $1,144,026 as of June 30, 2011 compared to $673,890 as of December 31, 2010.  Our cash position increased to $39,252 at June 30, 2011 compared to $2,613 at December 31, 2010.

Our monthly cash requirement amount is approximately $75,000, and as of June 30, 2011, cash on hand would fund operations for less than one month.

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

None.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of June 30, 2011, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	10% Subordinated Note Due June 6, 2009 (4)
10.2	10% Subordinated Note Due June 6, 2009 (5)
10.3	Joint Venture Agreement (6)
10.4	Sale and Assignment of Rights Under Joint Venture Agreement (6)
10.5	Profit Participation Agreement dated January 29, 2011 with Integrated Smart Solutions, Inc. (3)
10.6	Joint Venture Agreement dated January 30, 2011 with Rare Earth Exporters of Mongolia Pte. Ltd. (3)
10.7	Sale and Assignment of Rights Under Joint Venture Agreement dated November 8, 2010 (3)
10.8	Profit Participation Agreement with AR Ehkes dated June 8, 2011 (7)
10.9	Profit Participation Agreement with AR Ehkes dated June 27, 2011 (7)
14	Code of Ethics (2)
31.1	Section 302 Certification (7)
32.1	Section 906 Certification (7)
101	XBRL Interactive Data File (8)

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.
(2)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2009.
(3)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2010.
(4)	Incorporated by reference from the 10-QSB for the Six Month Period Ended June 30, 2006.
(5)	Incorporated by reference from the 10-KSB for the Fiscal Year Ended December 31, 2006.
(6)	Incorporated by reference from the 8-K filed on December 13, 2010.
(7)	Filed herewith.
(8)	To be furnished by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

/s/ John Shearer
Date: August 15, 2011	John Shearer
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)