Form 10-Q/A
period 2011-06-30
Green Technology Solutions, Inc.
filed 2011-09-14
CIK 874792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

GREEN TECHNOLOGY SOLUTIONS, INC.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant's Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	10% Subordinated Note Due June 6, 2009 (4)
10.2	10% Subordinated Note Due June 6, 2009 (5)
10.3	Joint Venture Agreement (6)
10.4	Sale and Assignment of Rights Under Joint Venture Agreement (6)
10.5	Profit Participation Agreement dated January 29, 2011 with Integrated Smart Solutions, Inc. (3)
10.6	Joint Venture Agreement dated January 30, 2011 with Rare Earth Exporters of Mongolia Pte. Ltd. (3)
10.7	Sale and Assignment of Rights Under Joint Venture Agreement dated November 8, 2010 (3)
10.8	Profit Participation Agreement with AR Ehkes dated June 8, 2011 (7)
10.9	Profit Participation Agreement with AR Ehkes dated June 27, 2011 (7)
14	Code of Ethics (2)
31.1	Section 302 Certification (7)
32.1	Section 906 Certification (7)
101	XBRL Interactive Data File (8)

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.
(2)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2009.
(3)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2010.
(4)	Incorporated by reference from the 10-QSB for the Six Month Period Ended June 30, 2006.
(5)	Incorporated by reference from the 10-KSB for the Fiscal Year Ended December 31, 2006.
(6)	Incorporated by reference from the 8-K filed on December 13, 2010.
(7)	Filed on August 15, 2011 as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011.
(8)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

/s/ John Shearer
Date: September 14, 2011	John Shearer
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)