Form 10-Q
period 2011-09-30
Green Technology Solutions, Inc.
filed 2011-11-14
CIK 874792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of October 31, 2011, the Registrant had 42,633,745 shares of common stock issued and outstanding.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets – September 30, 2011 and December 31, 2010	3

	Statements of Operations - for the nine and three months ended September 30, 2011 and 2010 and for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2011	4

	Statements of Changes in Stockholder’s Equity (Deficit) – for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2011	5

	Statements of Cash Flows - for the nine months ended September 30, 2011 and 2010 and for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2011	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	[Removed and Reserved]	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART I.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,023	$2,613
Prepaid expenses	343	-
Total current assets	10,366	2,613

Investment in joint venture, net of allowance for impairment of $260,000	-	-

TOTAL ASSETS	$10,366	$2,613

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,791	$14,820
Advances payable	1,378,296	661,683
Total current liabilities	1,397,087	676,503

Convertible notes payable	20,746	219,252

TOTAL LIABILITIES	1,417,833	895,755

STOCKHOLDERS’ (DEFICIT)
Common Stock, $.001 par value, 75,000,000 authorized, 42,633,745 and 20,133,745 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	42,634	20,134
Additional Paid-in Capital	7,359,918	6,886,087
Accumulated deficit	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(1,696,266)	(685,610)
Total stockholders' (deficit)	(1,407,467)	(893,142)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,366	$2,613

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended		For the period from June 12, 2010 (date re-entered development stage) through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

OPERATING EXPENSES
Sales, general and administrative expenses	$922,831	$152,641	$452,695	$132,727	$1,304,445

LOSS FROM OPERATIONS	(922,831)	(152,641)	(452,695)	(132,727)	(1,304,445)

OTHER (EXPENSE)
Interest expenses, net	(87,825)	(20,748)	(33,919)	(10,401)	(131,821)
Impairment of joint venture	-	-	-	-	(260,000)
Total other (expense)	(87,825)	(20,748)	(33,919)	(10,401)	(391,821)

NET LOSS	$(1,010,656)	$(173,389)	$(486,614)	$(143,128)	$(1,696,266)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.04)	$(1.42)	$(0.01)	$(1.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	27,174,038	122,504	34,503,310	130,478

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-In	Stock	Accumulated	Deficit accumulated during the development
	Shares	Amount	Capital	payable	deficit	stage	Total
BALANCE, JUNE 12, 2010	118,745	$119	$6,650,294	$-	$(7,113,753)	$-	$(463,340)

Issuance of shares for conversion of note payable	15,000	15	29,985	-	-	-	30,000
Issuance of shares for conversion of note payable	20,000,000	20,000	180,000	-	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	-	25,808
Net loss for the period from June 12, 2010 through December 31, 2010	-	-	-	-	-	(685,610)	(685,610)

BALANCE, DECEMBER 31, 2010	20,133,745	$20,134	$6,886,087	$-	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	21,000,000	21,000	189,000	-	-	-	210,000
Issuance of shares for consulting services	1,500,000	1,500	208,500	-	-	-	210,000
Imputed interest expense	-	-	76,331	-	-	-	76,331
Net loss	-	-	-	-	-	(1,010,656)	(1,010,656)

BALANCE, SEPTEMBER 30, 2011	42,633,745	$42,634	$7,359,918	$-	$(7,113,753)	$(1,696,266)	$(1,407,467)

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,		For the period from June 12, 2010 (date re-entered development stage) through September 30,
	2011	2010	2011

CASH (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,010,656)	$(173,389)	$(1,696,266)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Impairment of investment in joint venture	-	-	260,000
Stock-based compensation	210,000	-	210,000
Imputed interest expense	76,331	-	102,139
Changes in operating assets and liabilities:
Prepaid expenses	(343)	-	(343)
Accounts payable and accrued liabilities – related parties	-	52,597	-
Accounts payable and accrued liabilities	3,971	-	(23,832)
Accrued interest payable	11,494	20,748	40,029
NET CASH (USED IN) OPERATING ACTIVITIES	(709,203)	(100,044)	(1,108,273)

CASH (USED IN) INVESTING ACTIVITIES
Cash used in investment in joint venture	-	-	(260,000)
NET CASH (USED IN) INVESTING ACTIVITIES	-	-	(260,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of loans to related parties	-	19,876	-
Proceeds from advances	716,613	109,471	1,378,296
NET CASH PROVIDED BY FINANCING ACTIVITIES	716,613	129,347	1,378,296

NET INCREASE (DECREASE) IN CASH	7,410	29,303	10,023
CASH, at the beginning of the period	2,613	38	-

CASH, at the end of the period	$10,023	$29,341	$10,023

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Refinancing of demand notes to convertible notes payable	$-	$420,717	$420,717
Issuance of stock for conversion of convertible notes payable	$210,000	$30,000	$440,000

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2010 included in Form 10-K.  Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

2.	PRESENTATION OF FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation– The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $1,010,656 for the nine months ended September 30, 2011, while the Company’s current liabilities exceeded its current assets by $1,386,721.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of September 30, 2011 and December 31, 2010 consisted mainly of U.S. dollar-denominated current accounts held at major banks.

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

On September 12, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $50,000 into 5,000,000 shares of common stock in accordance with the terms of the note.

On September 12, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox, Ltd. elected to convert principal in the amount of $20,000 into 2,000,000 shares of common stock in accordance with the terms of the note.

4.	ADVANCES PAYABLE

During the nine months ended September 30, 2011, the Company has received working capital advances in the amount of $716,613.  These advances are non-interest bearing and payable upon demand.  The Company has imputed interest on these advances in the amount of $76,331 for the nine months ended September 30, 2011.  The imputed interest was recorded as an increase in additional paid-in capital.

5.	PROFIT PARTICIPATION AGREEMENTS

On June 8, 2011, the Company signed a profit participation agreement with AR Ehkes, a Mongolian company.  The purpose of the profit participation agreement is to facilitate the mining of rare earths at three sites in Mongolia.  Under the terms of the agreement, the Company will receive 15% of the net profits generated by AR Ehkes from production at the three defined sites in Mongolia.  In exchange for this, the Company will be required to pay AR Ehkes $10,000 per month for a period of six months.  In addition, the Company will pay the costs of excavating, moving and exporting a 20 ton rail car of ore from the site. The Company made the required monthly payments of $10,000 each in June, July and August. The Company can cancel this agreement at any time by not making additional payments. There would be no continuing obligation of the Company. The next payment of $10,000 would have been due in September. As of September 30, 2011, the Company canceled this contract by not making the required payment. No additional payments will be made after September 30, 2011.

On June 27, 2011, the Company (through its joint venture with Beijing Bullion Transfer Group) signed a profit participation agreement with AR Ehkes to facilitate the mining of rare earth at a fourth site in Mongolia.  Under the terms of the agreement, the Company will receive 15% of the net profits generated by AR Ehkes from production at this site.  In exchange, the Company will be required to pay AR Ehkes $10,000 per month for a period of six months.  In addition, the Company will pay the costs of excavating and evaluating 20 core samples from the site to determine the content of precious metals. The Company made the required monthly payments of $10,000 each in June, July and August. The Company can cancel this agreement at any time by not making additional payments. There would be no continuing obligation of the Company. The next payment of $10,000 would have been due in September. As of September 30, 2011, the Company canceled this contract by not making the required payment. No additional payments will be made after September 30, 2011.

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

In October 2011, the Company determined that it would discontinue its efforts to finalize this acquisition.

7.	SHAREHOLDERS’ EQUITY

On March 2, 2011, the Company issued 5,000,000 shares of common stock for the conversion of $50,000 of principal of the 10% Subordinated Convertible Notes Payable.

On July 6, 2011, the Company issued 9,000,000 shares of common stock for the conversion of $90,000 of principal of the 10% Subordinated Convertible Notes Payable.

On September 20, 2011, the Company issued 7,000,000 shares of common stock for the conversion of $70,000 of principal of the 10% Subordinated Convertible Notes Payable.

On September 14, 2011, the Company issued 1,500,000 shares of common stock for consulting services.  The stock was valued at $0.014 per share based on the market price of the stock on the date the agreement was made to issue the stock.  The Company recognized stock-based compensation expense of $210,000 as a result of this issuance.

The Company has imputed interest on advances in the amount of $76,331 for the nine months ended September 30, 2011.  The imputed interest was recorded as an increase in additional paid-in capital.

7.	COMMITMENTS AND CONTINGENCIES

Litigation– The Company has been the subject of legal proceedings and adjudications from time to time; although there is no current ongoing litigation to which the Company is a party. Management believes that the resolution of all business matters which will have a material impact on the Company’s financial position or operating results have been recorded.

8.	RISK MANAGEMENT POLICIES

Management of risk is an essential element of the Company’s operations. The main risks inherent to the Company’s operations are those related to credit risk exposures and market movements in interest rates. A description of the Company’s risk management policies in relation to those risks is provided below.

Credit risk– The Company is exposed to credit risk which is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.

Interest rate risk – Interest rate risk arises from the possibility that changes in interest rates will affect the value of a financial instrument.

Currently, the Company’s approach to the interest risk limitation is borrowing at fixed rates and for short periods.

9.	SUBSEQUENT EVENTS

On October 13, 2011, the Company’s majority shareholders approved a one-for-300 reverse stock split and an increase in the authorized capital to 100 million post-split shares. These changes will not be effective until they are approved by FINRA. As of November 15, 2011, these changes have not been approved by the State of Delaware or FINRA. No adjustment to share or per share amounts has been reflected in the accompanying financial statements.

On November 2, 2011, John Shearer, Director and CEO of the Company, resigned from all positions held with the Company, including resigning from Board service.  There was no disagreement between the Company and Mr. Shearer at the time of his resignation from the Board of Directors.

Also on November 2, 2011, the Company appointed Paul Watson as Director, CEO and President to replace Mr. Shearer.  A seasoned executive, Mr. Watson, age 36, brings a wealth of experience in finance, corporate strategy and management to GTSO. From 2005 through 2009, Mr. Watson served as a mergers and acquisitions advisor and private equity group manager for KPMG Financial Advisory Services in Shanghai, China.  From 2009 until 2011, he was Managing Director of Hermes Investment Group, a merchant bank focused on clean technology and environmental science established in Shanghai China, and headquartered in the United States. Mr. Watson also currently serves as a Director and CEO of Obscene Jeans Corporation.  He is a graduate of the University of Houston, Bauer College of Business with a bachelor’s degree in Finance.  He speaks English, Chinese and Spanish.

Mr. Watson does not have any employment agreement or other compensatory agreement in place with the Company.  He is being paid $5,000 per month for his services to the Company.

On October 20, 2011, we signed an option agreement regarding the potential acquisition of Chery Minerals, LLC. The option agreement provides us with 45 days to perform due diligence and negotiate a final purchase price. We paid $5,000 for this option. Chery Minerals, LLC is in the business of rare earth exploration and mineral development with a focus on gold in Africa. We have not completed our due diligence as of the filing of this report.

On November 2, 2011, we entered into an agreement with New World Energy Ltd. to form a joint venture (“NEWCO”) for the purpose of exploring potential mineral claims in Indonesia. Each party will own 50% of the joint venture. NEWCO will acquire the mineral rights, make any and all necessary disbursements on behalf of NEWCO, and collect and distribute profits in accordance with the ownership percentages of the joint venturers. We have committed to fund the cash flow requirements of NEWCO.  New World Energy Ltd. will manage and operate NEWCO as its contribution to the joint venture.

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

Discussion and Analysis of Financial Condition

Organization and Basis of Presentation

Green Technology Solutions, Inc. is in the business of identifying and acquiring rights in early stage that incorporate clean and environmentally friendly technologies and processes.  The plan is to develop and commercialize these technologies and processes into marketable products for developed and emerging markets. To date, we have identified the following market segments: (1) the advancement of cleaner worldwide mining technologies and practices, with an emphasis on rare earth mining applications and precious metals used as commodities or commercial applications in science and technology, (2) the development of additional markets through the use of biomass as a source of energy and/or biofuels and (3) environmentally friendly processes for the remediation of old mines and polluted land through agricultural-based solutions.  Our mission is to focus our resources on discovering the best available new innovative technologies in this industry space. We intend to work with newly established companies and inventors to deliver innovation and pragmatic solutions on a global scale.

In addition to the aforementioned, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of September 30, 2011, the Company has one employee in the United States.

Current Plan of Operations

We are currently identifying possible early stage companies and technology across a range green technologies and environmentally friendly practices for the purpose of acquiring rights to them and developing them into marketable products. We have already identified several potential new technology endeavors and management is studying these endeavors for their potential inclusion into our development process.

On January 29, 2011, we entered into a Profit Participation Agreement with Integrated Smart Solutions, Inc. (“ISS”), a California corporation that develops smart grid technologies. Smart grid technology is an electric network which uses two-way digital communication to control appliances at consumers' homes to achieve energy savings, reduced costs and increased reliability.  Pursuant to the agreement, we will receive up to five percent of the net profits realized by ISS, if any, in exchange for six monthly payments of $10,000.  We have no guarantee that ISS will achieve profitable operations.

On January 30, 2011, we entered into a Joint Venture Agreement with Rare Earth Exporters of Mongolia Pte.Ltd. (“REEM”), whose mission is to supply worldwide industrial and manufacturing economies with necessary rare earth minerals. Under the terms of our agreement, we will have a 50% interest in REEM’s profits in exchange for our agreement to provide operating capital. REEM is contributing its knowledge and product development skills in the market. Our initial task is to determine whether certain properties we have identified have mining claims with commercial viability. We will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture if our claims reveal that they contain the rare earth minerals we are seeking to mine. We currently do not have any plan or efforts underway to raise such a significant amount of capital and are not sure when, if ever, we will be able to do so to pursue the exploitation of these mining claims if they prove to exist.

On April 12, 2011, we entered into a letter of intent to acquire REEM.  Since February, we have worked together with REEM to procure and develop rare earth mining claims and operations inside the nation of Mongolia. According to the letter of intent, the final purchase price for REEM was to be agreed upon pending independent evaluations of these sites’ mineral deposits currently underway.  The independent evaluation of the mineral deposits was not been completed and the final purchase price has not been determined.  As a result of performing additional due diligence, the Company has determined that it will not finalize the acquisition of REEM.

On October 20, 2011, we signed an option agreement regarding the potential acquisition of Chery Minerals, LLC. The option agreement provides us with 45 days to perform due diligence and negotiate a final purchase price. We paid $5,000 for this option. Chery Minerals, LLC is in the business of rare earth metals exploration and mineral development with a focus on gold in Africa. We have not completed our due diligence as of the filing of this report.

On November 2, 2011, we entered into an agreement with New World Energy Ltd. to form a joint venture (“NEWCO”) for the purpose of exploring potential mineral claims in Indonesia. Each party will own 50% of the joint venture. NEWCO will acquire the mineral rights, make any and all necessary disbursements on behalf of NEWCO, and collect and distribute profits in accordance with the ownership percentages of the joint venture. We have committed to fund the portions of the cash flow requirements of NEWCO.  New World Energy Ltd. will manage and operate NEWCO as its contribution to the joint venture.

Through GTSO’s newest initiative in the mining and rare earth metals sector, the Company plans to create the necessary logistics and distribution channels to mine, ship, and deliver precious metals to the global marketplace. With the available labor, equipment and transport, Green Technology Solutions Inc., and its mining and resources division are tasked to be a driving force behind a more competitive rare earth metals market. The Company’s alliances in Asia and Africa provide a strategic advantage and access to one of the most plentiful rare earth deposits in the world. GTSO has also identified additional joint venture and acquisition targets in China and South America. The mission is to meet the growing demand for gold, silver, and other precious metals, while introducing sustainable and environmentally friendly practices that also create new products and reduce greenhouse gas pollutants through the use of biomass and organic carbon sequestration.

Results of Operations and Going Concern

We incurred a net loss of $1,010,656 for the nine months ended September 30, 2011, and had a working capital deficit of $1,386,721 as of September 30, 2011.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the nine months ended September 30, 2011 was $709,203.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

General and Administrative Expenses

General and administrative expenses increased in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 from $152,641 to $922,831 due to increased professional and other expenses related to our increased operations in Mongolia.

Loss from Operations

The increase in our operating loss for the nine months ended September 30, 2011 as compared to the comparable period of 2010 from $152,641 to $922,831 is due to the increase in general and administrative expenses described above.

Other Income (Expense)

Interest expense increased during the nine months ended September 30, 2011 compared to the same period of 2010 from $20,748 to $87,825 as a result of higher borrowing to fund operations.

Net Income (Loss)

We recognized a net loss of $1,010,656 for the nine months ended September 30, 2011 as compared to a net loss of $173,389 for the same period of 2010.  Changes in net income (loss) are primarily attributable to changes in operating income as described above.

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

General and Administrative Expenses

General and administrative expenses increased in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 from $132,727 to $452,695 due to increased professional and other expenses related to our increased operations in Mongolia.

Loss from Operations

The increase in our operating loss for the three months ended September 30, 2011 as compared to the comparable period of 2010 from $132,727 to $452,695 is due to the increase in general and administrative expenses described above.

Other Income (Expense)

Interest expense increased during the three months ended September 30, 2011 compared to the same period of 2010 from $10,401 to $33,919 due to an increased level of borrowing to fund operations.

Net Income (Loss)

We recognized a net loss of $486,614 for the three months ended September 30, 2011 as compared to a net loss of $143,128 for the same period of 2010.  Changes in net income (loss) are primarily attributable to changes in operating income as described above.

Liquidity and Capital Resources

Net cash used by operating activities was $709,203 and $100,044 for the nine months ended September 30, 2011 and 2010, respectively. The increase is mainly attributable to the increased net loss as a result of the higher level of expenses related to our operations in Mongolia.

Cash provided by financing activities was $716,613 and $129,347 for the nine months ended September 30, 2011 and 2010, respectively.  The increase is mainly attributable to advances received which were required to fund the Company’s operations.

We had negative working capital of $1,386,721 as of September 30, 2011 compared to $673,890 as of December 31, 2010.  Our cash position increased to $10,366 at September 30, 2011 compared to $2,613 at December 31, 2010.

Our monthly cash requirement amount is approximately $75,000, and as of September 30, 2011, cash on hand would fund operations for less than one month.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of September 30, 2011, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of September 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2011, the Company issued 9,000,000 shares of common stock for the conversion of $90,000 of principal of the 10% Subordinated Convertible Notes Payable.

On September 20, 2011, the Company issued 7,000,000 shares of common stock for the conversion of $70,000 of principal of the 10% Subordinated Convertible Notes Payable.

On September 14, 2011, the Company issued 1,500,000 shares of common stock for consulting services. The stock was valued at $0.014 per share based on the market price of the stock on the date the agreement was made to issue the stock. The Company recognized stock-based compensation expense of $210,000 as a result of this issuance.

An exemption under Section 4(1) of the Securities Act is claimed for the common stock issued in the above conversions since the criteria of Rule 144 were satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On October 13, 2011, the Company’s majority shareholders approved a one-for-300 reverse stock split and an increase in the authorized capital to 100 million post-split shares. These changes will not be effective until they are approved by FINRA. As of November 15, 2011, these changes have not been approved by the State of Delaware or FINRA.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	10% Subordinated Note Due June 6, 2009 (4)
10.2	10% Subordinated Note Due June 6, 2009 (5)
10.3	Joint Venture Agreement (6)
10.4	Sale and Assignment of Rights Under Joint Venture Agreement (6)
10.5	Profit Participation Agreement dated January 29, 2011 with Integrated Smart Solutions, Inc. (3)
10.6	Joint Venture Agreement dated January 30, 2011 with Rare Earth Exporters of Mongolia Pte. Ltd. (3)
10.7	Sale and Assignment of Rights Under Joint Venture Agreement dated November 8, 2010 (3)
10.8	Profit Participation Agreement with AR Ehkes dated June 8, 2011 (7)
10.9	Profit Participation Agreement with AR Ehkes dated June 27, 2011 (7)
14	Code of Ethics (2)
31.1	Section 302 Certification (7)
32.1	Section 906 Certification (7)
101	XBRL Interactive Data File (7) (8)

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.
(2)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2009.
(3)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2010.
(4)	Incorporated by reference from the 10-QSB for the Six Month Period Ended June 30, 2006.
(5)	Incorporated by reference from the 10-KSB for the Fiscal Year Ended December 31, 2006.
(6)	Incorporated by reference from the 8-K filed on December 13, 2010.
(7)	Filed or furnished herewith.
(8)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

/s/ Paul Watson
Date: November 14, 2011	Paul Watson
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)