Form 10-K
period 2011-12-31
Green Technology Solutions, Inc.
filed 2012-04-04
CIK 874792

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐     No ☑

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

Yes   ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on June 30, 2011 was $22,129,103.

There were 31,202,694 shares of the registrant’s common stock issued and outstanding as of March 28, 2012.

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

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business.	1
Item 1A. Risk Factors.	2
Item 1B. Unresolved Staff Comments.	8
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. (Removed and Reserved).	8

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	9
Item 6. Selected Financial Data.	10
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	12
Item 8. Financial Statements and Supplementary Data	13

Report of Independent Registered Public Accounting Firm	13
Balance Sheets as of December 31, 2011 and 2010	14
Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from June 12, 2010 (date re-entered development stage) through December 31, 2011	15
Statement of Changes in Stockholders’ Deficit for the years ended December 31, 2011 and 2010	16
Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from June 12, 2010 (date re-entered development stage) through December 31, 2011	17
Notes to Financial Statements	18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	24
Item 9A. Controls and Procedures.	24
Item 9B. Other Information.	24

PART III

Item 10. Directors, Executive Officers and Corporate Governance.	25
Item 11. Executive Compensation.	26
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	27
Item 13. Certain Relationships and Related Transactions, and Director Independence.	27
Item 14. Principal Accountant Fees and Services.	28

PART IV.

Item 15. Exhibits and Financial Statement Schedules.	29

Signatures	30

PART I

ITEM 1. BUSINESS

Company History

Green Technology Solutions, Inc. (“GTSO”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in the State of Delaware on April 1, 1991. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. On October 26, 2010, we changed our name to Green Technology Solutions, Inc.

GTSO is in the business of identifying and acquiring rights in early stage, breakthrough green technologies, with the plan to develop these technologies into marketable products. To date, we have identified the following market segments: (1) the advancement of cleaner world-wide mining technologies, with an emphasis on rare earth and precious metals mining applications, (2) the development of additional markets for existing environmentally friendly paint products that are currently being marketed in the United States and (3) smart grid technology.  Our mission is to focus our resources on discovering the best available new innovative technologies in this industry space and we intend to work with young companies and inventors to deliver innovation in the real world.

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of March 30, 2012, the Company has one employee.

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

On October 13, 2011, the Company’s majority shareholder approved a one-for-300 reverse stock split and an increase in the authorized capital to 100 million post-split shares. These changes became effective upon approval by FINRA on January 10, 2012.

On November 2, 2011, John Shearer, Director and Chief Executive Officer (“CEO”) of the Company, resigned from all positions held with the Company, including resigning from Board service.  There was no disagreement between the Company and Mr. Shearer at the time of his resignation from the Company.

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

Current Plan of Operations

We are currently identifying possible early stage companies and technology across a range of green technologies and environmentally friendly practices for the purpose of acquiring rights to them and developing them into marketable products. We have already identified several potential new technology endeavors and management is studying these endeavors for their potential inclusion into our development process.

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

On January 30, 2011, we entered into a Joint Venture Agreement with Rare Earth Exporters of Mongolia Pte. Ltd. (“REEM”), whose mission is to supply worldwide industrial and manufacturing economies with necessary rare earth minerals. Under the terms of our agreement, we will have a 50% interest in REEM’s profits in exchange for our agreement to provide operating capital. REEM is contributing its knowledge and product development skills in the market. Our initial task is to determine whether certain properties we have identified have mining claims with commercial viability. We will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture if our claims reveal that they contain the rare earth minerals we are seeking to mine. We currently do not have any plan or efforts underway to raise such a significant amount of capital and are not sure when, if ever, we will be able to do so to pursue the exploitation of these mining claims if they prove to exist.

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

On October 20, 2011, we signed an option agreement regarding the potential acquisition of Chery Minerals, LLC. The option agreement provides us with 45 days to perform due diligence and negotiate a final purchase price. We paid $5,000 for this option. Chery Minerals, LLC is in the business of rare earth metals exploration and mineral development with a focus on gold in Africa. We have not completed our due diligence as of the filing of this report. As a result, we expensed the payment as the option period has ended.

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

Through GTSO’s newest initiative in the mining and rare earth metals sector, the Company plans to create the necessary logistics and distribution channels to mine, ship, and deliver precious metals to the global marketplace. The Company intends to be a driving force behind a more competitive rare earth metals market. The Company’s alliances in Asia and Africa provide a strategic advantage and access to one of the most plentiful rare earth deposits in the world. GTSO has also identified additional joint venture and acquisition targets in China and South America. The mission is to meet the growing demand for gold, silver, and other precious metals, while introducing sustainable and environmentally friendly practices that also create new products and reduce greenhouse gas pollutants through the use of biomass and organic carbon sequestration.

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

Risks Associated with the Company.

The Company's auditors have expressed doubt about our ability to continue as a going concern:

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on raising additional equity to continue our operations. If we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.   For the year ended December 31, 2011, the Company’s net loss was $1,193,838 and our accumulated deficit was $9,008,610.

Management may not run the company in a profitable manner and if it does not you may lose your entire investment:

Our management has limited experience in our areas of operation.   Thus, the day-to-day operations of the businesses in which we are involved depend upon the abilities of management of our joint venture partners

We may not be able to locate and acquire joint venture partners and any failure to identify suitable joint venture partners may result in losses to us and our investors:

With the exception of Bio Pulp Works, LLC, ISS, and REEM, the Company has not yet identified any joint venturers. While we plan on pursuing "green" technology companies or projects similar in size, scope and focus to Bio Pulp Works, LLC, ISS, and REEM, we may not be able to joint venture with companies that are similarly situated as we currently intend. Intense competition can be expected from existing, better financed and more established competitors, who are also seeking to create or purchase profitable businesses. Numerous other firms have substantially greater resources in locating and/or acquiring potential project or joint venture partners. Management has limited previous experience in identifying suitable joint venture partners.  In addition, in each instance our contracts with the above-described companies are limited in scope and may not be profitable even if those companies are otherwise profitable.

Our joint venture with Rare Earth Exporters of Mongolia may require a significant cash investment and may not generate positive net income:

Rare Earth Exporters of Mongolia Pte. Ltd., a Singapore company (“REEM”), is required to contribute its knowledge and product development skills to our joint venture, while we are required to contribute the operating capital. The joint venture has not developed a business plan and our joint venture agreement does not define the amount of capital nor the degree of knowledge and skills each party must contribute. Moreover, significant cash may be required to cause the joint venture to become a viable business. Currently, we have no cash to fund the joint venture, nor do we have any plan as to how we are going to obtain such funds. Accordingly, there is no assurance that the funds or expertise necessary to cause the joint venture to become an operating entity will ever be provided.

Neither our joint venture with BioPulp Works, LLC nor our Profit Participation Agreement with Integrated Smart Solutions, Inc. has yet produced any revenue or viable business opportunities:

We have nearly completed our required investment in our joint venture with BioPulp Works, LLC and it has not yet produced any new products, markets or other business opportunities. Accordingly, there is no assurance that the joint venture will ever achieve results that permit the Company to recoup its investment or otherwise obtain any revenue. While our Profit Participation Agreement with Integrated Smart Solutions, Inc. (“ISS”) provides the Company with perpetual participation in the net profits of ISS’s smart grid technology products, to date ISS has no products and the Company has no assurances that ISS will ever generate any net profits.

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

During the year ended December 31, 2011 and during the period from December 31, 2011 through the date of this report, we have financed our operations through working capital advances.  There is no guarantee that funds will continue to be available to us or that we will continue to borrow funds on terms that are acceptable to the Company.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  If we are unable to obtain the funds needed to operate our business, we would not be able to continue as a going concern.

A portion our debt is payable on demand.  If the lender demanded payment, we do not have adequate funds on hand to repay the debt.

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

Control of the Company may change and any new management may not successfully run our business:

As of March 28, 2012, we have outstanding convertible debt in the amount of $298,421 which could be converted into 11,364,978 shares of common stock.  If the debt were fully converted it would result in a significant ownership dilution to existing shareholders.  In addition, if the interest on such debt is not paid, it is added to principal and thereafter can be converted into additional shares at the same rate. Accordingly, failure to pay interest when due could result in further dilution.

One shareholder controls a material percentage of common shares outstanding potentially adversely affecting investor’s influence over corporate affairs:

One shareholder beneficially owns 71% of the Company’s issued and outstanding Common Shares, on an undiluted basis, based on 31,202,694 common shares issued and outstanding as of March 28, 2012.  As a result, it has the ability to influence matters affecting the Company’s shareholders, including the election of directors, the acquisition or disposition of assets, and the future issuance of shares.  Due to this shareholder’s control over such shares, investors may find it difficult to replace the management if they disagree with the way the Company’s business is being operated.

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

Because our stock is quoted on the over-the-counter market, our shareholders may have difficulty selling their stock or experience increased negative volatility on the market price of our stock:

Our common stock is quoted on the OTCQB over-the-counter quotation system. The OTCQB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Our shareholders may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

We have limited operating history and lack of profits which could lead to wide fluctuations in our share price, and the market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float:

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

Our joint venture partners may have other business interests or may be unsuccessful, which could be adverse to our interests:

We are pursuing business projects that are heavily dependent upon joint venture partners. Our joint venture partners in Mongolia, Indonesia, and the United States may have interests in projects in which we do not have an interest.  Any such projects may occupy more of their resources and capital. In addition, such projects may compete in the marketplace with the activities of our joint ventures. As a result, there is no assurance that any of our joint venture partners will be as committed to or dependent upon any joint venture as we are. In addition, failure of our joint venture partners to perform as required or expected could have a material adverse impact on our business.

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

Our intended operations contain significant uninsured risks which could negatively impact future profitability:

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

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

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

	High	Low
Fiscal Year Ended December 31, 2010
Fourth Quarter	$1,501.50	$1,501.50

Fiscal Year Ended December 31, 2011
First Quarter	$1,501.50	$384.38
Second Quarter	$975.98	$195.20
Third Quarter	$285.29	$24.02
Fourth Quarter	$42.04	$7.51

The above prices have been adjusted to reflect the one-for-200 reverse stock split effected on November 19, 2010 and the one-for-300 reverse stock split effected on January 21, 2012.

Common Stock

We are authorized to issue 75,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on March 28, 2012, as quoted by the OTC, was $2.43.  There were 31,202,694 shares of common stock issued and outstanding as of March 28, 2012. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Record Holders

As of March 28, 2012, there were approximately 1,267 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Changes in Securities

On October 13, 2011, the Company’s majority shareholders approved a one-for-300 reverse stock split and an increase in the authorized capital to 100 million post-split shares. These changes became effective upon approval by FINRA on January 10, 2012. All share and per share numbers in this Annual Report on Form 10-K have been restated to reflect the reverse split.

Recent Sales of Unregistered Securities

On February 18, 2011, we issued 5,000,000 shares of common stock in a partial conversion and satisfaction of $50,000 of debt in accordance with the terms of the debt.

On June 29, 2011, we issued 9,000,000 shares of common stock in a partial conversion and satisfaction of $90,000 of debt in accordance with the terms of the debt.

On September 12, 2011, we issued 7,000,000 shares of common stock in a partial conversion and satisfaction of $70,000 of debt in accordance with the terms of the debt.

The Company claims an exemption pursuant to Section 4(2) of the Securities Act for the above issuances due to the non-public nature of the transactions.

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

Results of Operations and Going Concern

We incurred a net loss of $1,193,838 for the year ended December 31, 2011, and had a working capital deficit of $279,974 as of December 31, 2011.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the year ended December 31, 2011 was $770,775.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the year ended December 31, 2011 compared to the year ended December 31, 2010

General and Administrative Expenses

General and administrative expenses increased in the year ended December 31, 2011 as compared to the year ended December 31, 2010 from $401,528 to $995,440 due to stock based compensation of $210,000 and increased expenses related to mining operations and joint ventures.

Loss from Operations

The increase in our operating loss for the year ended December 31, 2011 as compared to the comparable period of 2010 from $401,528 to $995,440 is due to the increase in general and administrative expenses described above.

Other Income (Expense)

During the year ended December 31, 2010, we recognized a loss related to the creation of an allowance for the impairment of our investment in joint venture in the amount of $260,000.  Interest expense increased during the year ended December 31, 2011 compared to the same period of 2010 from $54,343 to $198,398, primarily related to the amortization of discounts on notes payable.

Net Income (Loss)

We recognized a net loss of $1,193,838 for the year ended December 31, 2011 as compared to a net loss of $715,871 for the same period of 2010.  Changes in net income (loss) are primarily attributable to changes in operating income and impairment, each of which is described above.

Liquidity and Capital Resources

Net cash used by operating activities was $770,775 and $414,984 for the years ended December 31, 2011 and 2010, respectively. The increase is mainly attributable to the increased level of operations requiring more cash.

Cash used by investing activities was $0 and $260,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2010, we made an investment in a joint venture.

Cash provided by financing activities was $769,141 and $677,559 for the years ended December 31, 2011 and 2010, respectively.  The increase is mainly attributable to advances received which were required to fund the Company’s operations.

We had negative working capital of $279,974 as of December 31, 2011 compared to $673,890 as of December 31, 2010.  Our cash position decreased to $979 at December 31, 2011 compared to $2,613 at December 31, 2010.

Our monthly cash requirement amount is approximately $50,000, and as of December 31, 2011, cash on hand would fund operations for less than one month.

The Company anticipates it will require around $600,000 to sustain operations and effectively evaluate new business opportunities over the next twelve months. However, if our mining claims show significant deposits then we may require several million dollars of additional financing. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

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

As shown in the financial statements, the Company incurred a net loss of $1,193,838 for the year ended December 31, 2011, while the Company’s current liabilities exceeded its current assets by $279,974 as of December 31, 2011.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2011 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Green Technology Solutions, Inc.

(formerly Sunrise Energy Resources, Inc.)

(a development stage company)

We have audited the accompanying balance sheet of Green Technology Solutions, Inc. (the “Company”) (a development stage company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period the Company re-entered the development stage (June 12, 2010) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Technology Solutions, Inc. as of December 31, 2011 and 2010 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2012

GREEN TECHNOLOGY SOLUTIONS, INC.

(formerly Sunrise Energy Resources, Inc.)

(a development stage company)

BALANCE SHEETS

(Expressed in US Dollars)

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$979	$2,613
Total current assets	979	2,613

TOTAL ASSETS	$979	$2,613

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$29,485	$14,820
Advances payable	251,468	661,683
Total current liabilities	280,953	676,503

Convertible notes payable, net of discount of $1,106,580 and $0, respectively	123,524	219,252

TOTAL LIABILITIES	404,477	895,755

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value, 75,000,000 authorized, 142,116 and 67,113 issued and outstanding as of December 31, 2011 and 2010, respectively	142	67
Additional Paid-in Capital	8,589,561	6,906,154
Retained earnings (accumulated deficit)	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(1,879,448)	(685,610)
Total stockholders' equity (deficit)	(403,498)	(893,142)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$979	$2,613

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(formerly Sunrise Energy Resources, Inc.)

(a development stage company)

STATEMENTS OF OPERATIONS

(Expressed in US Dollars except share amounts)

	Year ended December 31,		For the period from June 12, 2010 (date re- entered development stage) through December 31,
	2011	2010	2011

OPERATING EXPENSES
General and administrative expenses	$995,440	$401,528	$1,377,054

LOSS FROM OPERATIONS	(995,440)	(401,528)	(1,377,054)

OTHER INCOME (EXPENSE)
Interest expense, net	(198,398)	(54,343)	(242,394)
Impairment of joint venture	-	(260,000)	(260,000)
Total other income (expense)	(198,398)	(314,343)	(502,394)

NET INCOME (LOSS)	$(1,193,838)	$(715,871)	$(1,879,448)

NET INCOME (LOSS) PER COMMON SHARE – Basic and fully diluted	$(11.53)	$(114.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	103,570	6,263

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(formerly Sunrise Energy Resources, Inc.)

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

  (Expressed in US Dollars except share amounts)

					Deficit
					accumulated
			Additional		during the
	Common Stock		Paid-In	Accumulated	development	Equity
	Shares	Amount	Capital	Deficit	stage	Total
BALANCE, DECEMBER 31, 2009	395	$-	$6,650,413	$(7,083,492)	$-	$(433,079)

Correction in number of outstanding shares	1	-	-	-	-	-
Issuance of shares for conversion of note payable	50	-	30,000	-	-	30,000
Issuance of shares for conversion of note payable	66,667	67	199,933	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	25,808
Net loss for the year	-	-	-	(30,261)	(685,610)	(1,193,838)

BALANCE, DECEMBER 31, 2010	67,113	$67	$6,906,154	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	70,000	70	209,930	-	-	210,000
Issuance of shares for consulting services	5,000	5	209,995	-	-	210,000
Share rounding on reverse split	3	-	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	1,179,356	-	-	1,179,356
Imputed interest expense	-	-	84,126	-	-	84,126
Net loss for the year	-	-	-	-	(1,193,838)	(1,193,838)

BALANCE, DECEMBER 31, 2011	142,116	$142	$8,589,561	$(7,113,753)	$(1,879,448)	$(403,498)

On November 19, 2010, the Company effected a one-for-200 reverse stock split.  All share and per share numbers have been restated to reflect the reverse split.

On January 21, 2012, the Company effected a one-for-300 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(formerly Sunrise Energy Resources, Inc.)

(a development stage company)

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

			For the
			period from
			June 12,
			2010 (date
			re-entered
			development
			stage)
	For the year ended		through
	December 31,		December
	2011	2010	31, 2011

OPERATING ACTIVITIES:
Net loss	$(1,193,838)	$(715,871)	$(1,879,448)
Adjustments to reconcile net loss to net cash in operating activities:
Stock issued for services	210,000	-	210,000
Impairment of investment in joint venture	-	260,000	260,000
Imputed interest expense	84,126	25,808	109,934
Amortization of discount on convertible note payable	72,776	-	72,776
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,665	(13,456)	(13,138)
Accrued interest payable	41,496	28,535	70,031
NET CASH USED IN OPERATING ACTIVITIES	(770,775)	(414,984)	(1,169,845)

INVESTING ACTIVITIES:
Investment in joint venture	-	(260,000)	(260,000)
NET CASH USED IN FINANCING ACTIVITIES	-	(260,000)	(260,000)

FINANCING ACTIVITIES:
Proceeds from advances	769,141	677,559	1,430,824
NET CASH PROVIDED BY FINANCING ACTIVITIES	769,141	677,559	1,430,824

INCREASE (DECREASE) IN CASH	(1,634)	2,575	979
CASH, at the beginning of the period	2,613	38	-

CASH, at the end of the period	$979	$2,613	$979

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Issuance of stock for consulting services	$210,000	$-	$210,000
Refinancing of demand notes to convertible notes payable	$1,179,356	$420,717	$1,600,073
Issuance of stock for conversion of convertible notes payable	$210,000	$230,000	$440,000

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

Green Technology Solutions Inc. is in the business of identifying and acquiring rights in early stage, breakthrough green technologies, with the plan to develop these technologies into marketable products. To date, we have identified the following market segments: (1) the advancement of cleaner world-wide mining technologies, with an emphasis on rare earth and precious metals mining applications, (2) the development of additional markets for existing environmentally friendly paint products that are currently being marketed in the United States and (3) smart grid technology.  Our mission is to focus our resources on discovering the best available new innovative technologies in this industry space and we intend to work with young companies and inventors to deliver innovation in the real world.

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting-edge technologies. As of March 30, 2012, the Company has one employee.

In accordance with ASC 915, the Company is considered to have re-entered into the development stage on June 12, 2010 as it discontinued its previous operations and did not have revenues for the period from June 12, 2010 through December 31, 2011.

The Company currently has its headquarters at 2880 Zanker Road, Suite 203, San Jose, California 95134. As of December 31, 2011, the Company had one employee.

2.    PRESENTATION OF FINANCIAL STATEMENTS

Basis of Presentation– The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Going Concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $1,193,838 for the year ended December 31, 2011, while the Company’s current liabilities exceeded its current assets by $279,974 as of December 31, 2011.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2011 and 2010 consisted mainly of USD denominated current accounts held at major banks.

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

Fair Value of Financial Instruments – The Company follows the FASB standard related to fair value measurement. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

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

The following table presents assets that were measured and recognized at fair value as of December 31, 2011 and 2010 and the years then ended on a recurring and nonrecurring basis:

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

5.	PROFIT PARTICIPATION AGREEMENTS

On January 29, 2011, we signed a Profit Participation Agreement (the “ISS PPA”) with Integrated Smart Solutions, Inc. (“ISS”).  ISS develops smart grid technologies.  Under the terms of the ISS PPA we have paid ISS $10,000 per month for a period of six months.  In exchange, we will receive 5% of the net profits of ISS. We have no guarantee that ISS will achieve profitable operations.

On January 30, 2011, we signed a Joint Venture Agreement with Rare Earth Exporters of Mongolia Pte. Ltd. (“REEM”).  The purpose of the joint venture is to procure rare earth mining claims and operations and to further our plans to acquire, develop and implement the newest clean mining technology to enable our partner clients to expand operations throughout.  We will participate equally with REEM in the profits and losses of the joint venture. Under the terms of our agreement, we will have a 50% interest in REEM’s profits in exchange for our agreement to provide operating capital. REEM is contributing its knowledge and product development skills in the market. Our initial task is to determine whether certain properties we have identified have mining claims with commercial viability. We will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture if our claims reveal that they contain the rare earth minerals we are seeking to mine. We currently do not have any plan or efforts underway to raise such a significant amount of capital and are not sure when, if ever, we will be able to do so to pursue the exploitation of these mining claims if they prove to exist.

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

On October 20, 2011, we signed an option agreement regarding the potential acquisition of Chery Minerals, LLC. The option agreement provides us with 45 days to perform due diligence and negotiate a final purchase price. We paid $5,000 for this option. Chery Minerals, LLC is in the business of rare earth metals exploration and mineral development with a focus on gold in Africa. We have not completed our due diligence as of the filing of this report. As a result, we expensed the payment as the option period has ended.

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

6.      CONVERTIBLE NOTE PAYABLE

On April 1, 2010, the lenders on the Company’s outstanding related party demand notes instructed the Company to repay those notes along with accrued interest at the earliest possible date.  The Company was unable to obtain replacement financing to repay those notes.  As a result, the Company and the lenders agreed to refinance the debt as described below.

On May 23, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Infox Ltd. (a related party) in the amount of $297,567 in repayment of demand notes in the amount of $275,091 and accrued interest of $22,476.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.  All interest accrued during the year ended December 31, 2011 was capitalized to principal.

On May 23, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Zaccam Trading Ltd. (a related party) in the amount of $109,441 in repayment of demand notes in the same amount.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.  All interest accrued during the year ended December 31, 2011 was capitalized to principal.

On June 2, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Zaccam Trading Ltd. (a related party) in the amount of $13,709 in repayment of demand notes in the same amount.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note.  All interest accrued during the year ended December 31, 2011 was capitalized to principal.

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

On July 20, 2010, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox Ltd. elected to convert principal in the amount of $30,000 into 50 shares of common stock.

On November 23, 2010, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox Ltd. elected to convert principal in the amount of $150,000 into 50,000 shares of common stock.

On December 6, 2010, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox Ltd. elected to convert principal in the amount of $40,000 into 13,334 shares of common stock.

On December 6, 2010, holders of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $10,000 into 3,333 shares of common stock.

On February 18, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $20,000 into 6,667 shares of common stock in accordance with the terms of the note.

On February 18, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox, Ltd. elected to convert principal in the amount of $30,000 into 10,000 shares of common stock in accordance with the terms of the note.

On June 29, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $45,000 into 15,000 shares of common stock in accordance with the terms of the note.

On June 29, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox, Ltd. elected to convert principal in the amount of $45,000 into 15,000 shares of common stock in accordance with the terms of the note.

On September 12, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Zaccam Trading Ltd. elected to convert principal in the amount of $50,000 into 16,666 shares of common stock in accordance with the terms of the note.

On September 12, 2011, holders of the 10% Subordinated Convertible Note Payable originally issued to Infox, Ltd. elected to convert principal in the amount of $20,000 into 6,667 shares of common stock in accordance with the terms of the note.

On October 7, 2011, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $661,683 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on December 31, 2012.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.03 per share.

Additionally, on October 7, 2011, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $517,673 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on June 30, 2013.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.03 per share.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the two notes listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion features and account for them as a separate derivative liabilities. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized beneficial conversion features in the amounts of $661,683 and $517,673 on October 7, 2011. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discounts to the Convertible Notes Payable will be amortized to interest expense over the life of the respective notes.

7.      ADVANCES PAYABLE

During the years ended December 31, 2011 and 2010, the Company received working capital advances in the amount of $769,141 and $677,559, respectively.  These advances are non-interest bearing and payable upon demand.  The Company has imputed interest on these advances in the amounts of $84,126 and $25,808 for the years ended December 31, 2011 and 2010, respectively.  The imputed interest was recorded as an increase in Additional paid-in capital.

8.      SHAREHOLDERS’ EQUITY (DEFICIT)

No dividends were declared or paid by the Company during the year ended December 31, 2011 and 2010.

On November 19, 2010, the Company effected a one-for-200 reverse stock split.  All share and per share amounts in this report have been retroactively restated for the effect of this reverse split.

On January 21, 2012, the Company effected a one-for-300 reverse stock split.  All share and per share amounts in this report have been retroactively restated for the effect of this reverse split.

On July 20, 2010, the Company issued 50 shares of common stock for the conversion of $30,000 of principal of a 10% Subordinated Convertible Note Payable.

On November 23, 2010, the Company issued 50,000 shares of common stock for the conversion of $150,000 of principal of a 10% Subordinated Convertible Note Payable.

On December 6, 2010, the Company issued 13,334 shares of common stock for the conversion of $40,000 of principal of a 10% Subordinated Convertible Note Payable.

On December 6, 2010, the Company issued 3,333 shares of common stock for the conversion of $10,000 of principal of a 10% Subordinated Convertible Note Payable.

On March 2, 2011, the Company issued 16,667 shares of common stock for the conversion of $50,000 of principal of the 10% Subordinated Convertible Notes Payable.

On July 6, 2011, the Company issued 30,000 shares of common stock for the conversion of $90,000 of principal of the 10% Subordinated Convertible Notes Payable.

On September 20, 2011, the Company issued 23,333 shares of common stock for the conversion of $70,000 of principal of the 10% Subordinated Convertible Notes Payable.

On September 14, 2011, the Company issued 5,000 shares of common stock for consulting services.  The stock was valued at $42 per share based on the market price of the stock on the date the agreement was made to issue the stock.  The Company recognized stock-based compensation expense of $210,000 as a result of this issuance.

The Company has imputed interest on advances in the amount of $84,126 for the year ended December 31, 2011.  The imputed interest was recorded as an increase in additional paid-in capital.

9.    SUBSEQUENT EVENTS

On January 9, 2012, the holder of the $661,683 Convertible Note Payable elected to convert the entire principal in the amount of $661,683 into 22,056,100 shares of common stock. On that date, the unamortized discount related to this principal was $618,583. The net amount of $43,100 was recognized as an increase in stockholders’ equity as a result of this conversion.

On January 9, 2012, the Company issued 22,056,100 shares of common stock upon conversion of the $661,683 Convertible Note Payable. This issuance of common stock resulted in a change in control of the Company.

On January 12, 2012, the holder of the $517,673 Convertible Note Payable assigned principal in the amount of $270,000 to six entities ($45,000 each). The new holders of the $517,673 Convertible Note Payable elected to convert principal in the amount of $270,000 into 9,000,000 shares of common stock. On that date, the unamortized discount related to this principal was $253,872. The net amount of $16,128 was recognized as an increase in stockholders’ equity as a result of this conversion.

On January 12, 2012, the Company issued 9,000,000 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $270,000.\\

10. INCOME TAXES

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

The Company currently has net operating loss carry forwards aggregating approximately $8,660,426, which expires through 2031. The Company’s deferred income tax assets have been fully reserved, as follows as of December 31, 2010 and 2011:

	2010	2011
Deferred tax asset	$2,563,384	$2,944,545
Valuation allowance for deferred tax assets	($2,563,384)	($2,944,545)
Net Deferred tax asset	$-	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.	As of December 31, 2011, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE.

The Directors and Executive Officers of the Company and certain information concerning them are set forth below as of December 31, 2011:

Name	Position	Age

Paul Watson	Chief Executive Officer and Director	36

Paul Watson. Mr. Watson, age 36, brings a wealth of experience in finance, corporate strategy and management to GTSO. From 2005 through 2009, Mr. Watson served as a mergers and acquisitions advisor and private equity group manager for KPMG Financial Advisory Services in Shanghai, China.  From 2009 until 2011, he was Managing Director of Hermes Investment Group, a merchant bank focused on clean technology and environmental science established in Shanghai China, and headquartered in the United States. From 2005 through 2009, Mr. Watson served as a mergers and acquisitions advisor and private equity group manager for KPMG Financial Advisory Services in Shanghai, China. Mr. Watson also currently serves as a director and CEO of Obscene Jeans Corporation.  He is a graduate of the University of Houston, Bauer College of Business with a bachelor’s degree in Finance.  He speaks English, Chinese and Spanish.

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

Our Board of Directors currently consists of one member:  Mr. Paul Watson.  Each of our directors is elected annually at our annual meeting.  All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  We plan to increase the size of our Board of Directors as we deem necessary to accommodate the growth of our business.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on our review of Forms 3,4 and 5 furnished to us and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied in a timely manner with all applicable filing requirements for the fiscal year ended December 31, 2011, except as follows: Eastern Rim Funds (one Form 3 not Filed) and Paul Watson (one Form 3 filed late).

Code of Ethics

Our Board of Directors has discussed the adoption of a code of business conduct and ethics for directors, officers and employees but has not yet adopted a Code of Ethics due to the extremely small size of our management team.  It is anticipated that the Board of Directors will adopt a Code of Ethics meeting the requirements of Item 406 of Regulation S-K in the near future.

Procedure for Nominating Directors

In 2011, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

Mr. Watson received cash compensation of $10,000 during the year ended December 31, 2011.  He received no other form of compensation. We do not have a written employment agreement with Mr. Watson.

Summary Compensation Table

Name	Fiscal Year End	Salary ($)	Total ($)
Paul Watson, Chief Executive Officer (1)	2011	$10,000	$10,000

John Shearer, Former Chief Executive	2011	$85,500	$82,500
Officer (2, 3)	2010	$25,000	$25,000

Dean McCall, Former Chief Executive Officer	2010	-	-

Konstantin Tsirulnikov, Former Chief Executive Officer	2010 2009	- 44,325	- 44,325

Roman Livso, Former Chief Financial Officer	2010 2009	- 25,175	- 25,175

(1)	Mr. Watson was appointed as sole director and CEO in November 2011 and received two months of salary during the year ended December 31, 2011.
(2)	Mr. Shearer was appointed as sole director and CEO in August 2010 and received five months of salary during the year ended December 31, 2010.
(3)	Mr. Shearer resigned as sole director and CEO in November 2011 and received ten months of salary during the year ended December 31, 2011.

Employment Agreements & Retirement Benefits

None of our executive officers are subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Our Board of Directors is comprised of Paul Watson. Mr. Watson also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company and for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2011 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors.  We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 28, 2012, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 28, 2012, there were 31,202,694 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

Eastern Rim Funds Inc. San Francisco 65 E St House No 35 Panama City Panama	Shareholder	22,056,100	70.7%

Paul Watson 2880 Zanker Road, Suite 203 San Jose, CA 95134	Sole Director and CEO	-nil-	0.0%

All Officers and Directors as a group (total of 1)		-nil-	0.0%

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 28, 2012.

As of December 31, 2011, there were convertible notes outstanding in the amount of $298,421, including accrued interest.  These notes are convertible into 11,364,978 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

None.

Director Independence

Using the standards of the NYSE Amex (which the Company is not subject to), the Company's Board has determined that Mr. Watson does not qualify under such standards as an independent director. The Company did not consider any relationship or transaction between itself and its sole director not already disclosed in this report in making this determination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. The following is a summary of the fees billed to the Company by its independent accountants, M&K CPAS PLLC and John A. Braden & Co. P.C., for the years ended December 31, 2011 and 2010:

Fee Category	2011	2010

Audit Fees	$25,281	$2,500

Audit-Related Fees (1)	—	—

Tax Fees (2)	—	—

All Other Fees (3)	—	—

Total Fees	$25,281	$2,500

Notes to the Accountants Fees Table:

(1)	Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees" above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by M&K CPAs PLLC described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	Joint Venture Agreement (3)
10.2	Sale and Assignment of Rights Under Joint Venture Agreement (3)
10.3	Profit Participation Agreement dated January 29, 2011 with Integrated Smart Solutions, Inc. (4)
10.4	Joint Venture Agreement dated January 30, 2011 with Rare Earth Exporters of Mongolia Pte. Ltd. (4)
10.5	Sale and Assignment of Rights Under Joint Venture Agreement dated November 8, 2010 (4)
14	Code of Ethics (2)
31.1	Section 302 Certification (5)
32.1	Section 906 Certification (5)
101	XBRL Interactive Data (5)

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.
(2)	Incorporated by reference from the 10-QSB for the Quarterly Period Ended September 30, 2004.
(3)	Incorporated by reference from the 8-K filed on December 13, 2010.
(4)	Incorporated by reference from the 10-K for the Annual Period Ended December 31, 2010.
(5)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Technology Solutions, Inc.

By:	/s/ Paul Watson
Paul Watson
Sole Director and CEO
(Principal Executive Financial Officer and
Accounting Officer)

Date:  April 4, 2012

