Form 10-Q
period 2012-03-31
Green Technology Solutions, Inc.
filed 2012-05-21
CIK 874792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the Registrant had 31,202,694 shares of common stock issued and outstanding.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets – March 31, 2012 and December 31, 2011	3

	Statements of Operations - for the three months ended March 31, 2012 and 2011 and for the period from June 12, 2010 (date of re-entry to development stage) through March 31, 2012	4

	Statements of Changes in Stockholder’s Equity (Deficit) – for the period from June 12, 2010 (date of re-entry to development stage) through March 31, 2012	5

	Statements of Cash Flows - for the three months ended March 31, 2012 and 2011 and for the period from June 12, 2010 (date of re-entry to development stage) through March 31, 2012	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Mine Safety Disclosure	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		15

PART I.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,302	$979
Total current assets	24,302	979

TOTAL ASSETS	$24,302	$979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$33,576	$29,485
Advances payable	347,931	251,468
Total current liabilities	381,507	280,953

Convertible notes payable, net of discount of $226,420 and $1,106,580, respectively	81,227	123,524

TOTAL LIABILITIES	462,734	404,477

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $.001 par value, 75,000,000 authorized, 31,202,694 and 146,594 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	31,203	146
Additional Paid-in Capital	9,497,673	8,589,557
Retained earnings (accumulated deficit)	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(2,853,555)	(1,879,448)
Total stockholders' equity (deficit)	(438,432)	(403,498)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,302	$979

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

			For the period
			from June 12,
			2010 (date re-
			entered
			development
	For the three months ended		stage) through
	March 31,		March 31,
	2012	2011	2012

OPERATING EXPENSES
Sales, general and administrative expenses	$77,231	$199,735	$1,454,285

LOSS FROM OPERATIONS	(77,231)	(199,735)	(1,454,285)

OTHER INCOME (EXPENSE)
Interest expenses, net	(896,876)	(24,099)	(1,139,270)
Impairment of joint venture	-	-	(260,000)
Total other income (expense)	(896,876)	(24,099)	(1,399,270)

NET LOSS	$(974,107)	$(223,834)	$(2,853,555)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.04)	$(3.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	27,830,030	72,483

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Deficit
					accumulated
			Additional		during the
	Common Stock		Paid-In	Accumulated	development	Equity
	Shares	Amount	Capital	Deficit	stage	Total
BALANCE, DECEMBER 31, 2009	395	$-	$6,650,413	$(7,083,492)	$-	$(433,079)

Correction in number of outstanding shares	1	-	-	-	-	-
Issuance of shares for conversion of note payable	50	-	30,000	-	-	30,000
Issuance of shares for conversion of note payable	66,667	67	199,933	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	25,808
Net loss for the year	-	-	-	(30,261)	(685,610)	(1,193,838)

BALANCE, DECEMBER 31, 2010	67,113	$67	$6,906,154	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	70,000	70	209,930	-	-	210,000
Issuance of shares for consulting services	5,000	5	209,995	-	-	210,000
Share rounding on reverse split	3	-	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	1,179,356	-	-	1,179,356
Imputed interest expense	-	-	84,126	-	-	84,126
Net loss for the year	-	-	-	-	(1,193,838)	(1,193,838)

BALANCE, DECEMBER 31, 2011	142,116	$142	$8,589,561	$(7,113,753)	$(1,879,448)	$(403,498)

Issuance of shares for conversion of note payable	31,056,100	31,057	900,626	-	-	931,683
Imputed interest expense	-	-	7,490	-	-	7,490
Net loss for the year	-	-	-	-	(974,107)	(974,107)

BALANCE, MARCH 31, 2012	31,202,694	$31,203	$9,497,673	$(7,113,753)	$(1,981,100)	$(438,432)

On November 19, 2010, the Company effected a one-for-200 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

On January 21, 2012, the Company effected a one-for-300 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the
			period from
			June 12,
			2010 (date
			re-entered
			development
			stage)
	For the three months ended		through
	March 31,		March 31,
	2012	2011	2012

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(974,107)	$(223,834)	$(2,853,555)
Adjustments to reconcile net loss to net cash in operating activities:
Impairment of investment in joint venture	-	-	260,000
Stock issued for consulting services	-	-	210,000
Imputed interest expense	7,490	18,618	117,424
Amortization of discount on convertible notes payable	880,160	-	952,936
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,091	1,811	(9,047)
Accrued interest payable	9,226	5,481	79,257
NET CASH (USED IN) OPERATING ACTIVITIES	(73,140)	(197,924)	(1,242,985)

CASH (USED IN) INVESTING ACTIVITIES
Cash used in investment in joint venture	-	-	(260,000)
NET CASH (USED IN) INVESTING ACTIVITIES	-	-	(260,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	96,463	211,140	1,527,287
NET CASH PROVIDED BY FINANCING ACTIVITIES	96,463	211,140	1,527,287

NET INCREASE (DECREASE) IN CASH	23,323	13,216	24,302
CASH, at the beginning of the period	979	2,613	-

CASH, at the end of the period	$24,302	$15,829	$24,302

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Issuance of stock for consulting services	$-	$-	$210,000
Refinancing of demand notes to convertible notes payable	$-	$-	$1,600,073
Issuance of stock for conversion of convertible notes payable	$931,683	$50,000	$1,371,683

The accompanying notes are an integral part of the financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity (deficit) in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2011 included in Form 10-K. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.

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

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $974,107 during the three months ended March 31, 2012, while the Company’s current liabilities exceeded its current assets by $357,205.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of March 31, 2012 and December 31, 2011 consisted mainly of U.S. dollar-denominated current accounts held at major banks.

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

On January 9, 2012, the holder of the $661,683 Convertible Note Payable elected to convert the entire principal in the amount of $661,683 into 22,056,100 shares of common stock. On that date, the unamortized discount related to this principal was $618,583. This amount was immediately amortized to interest expense. The principal amount of $661,683 was recognized as an increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

On January 12, 2012, the holder of the $517,673 Convertible Note Payable assigned principal in the amount of $270,000 to six entities ($45,000 each). The new holders of the $517,673 Convertible Note Payable elected to convert principal in the amount of $270,000 into 9,000,000 shares of common stock. On that date, the unamortized discount related to this principal was $253,872. This amount was immediately amortized to interest expense. The converted principal amount of $270,000 was recognized as an increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

4.	ADVANCES PAYABLE

During the three months ended March 31, 2012, the Company has received working capital advances in the amount of $96,463. These advances are non-interest bearing and payable upon demand. The Company has imputed interest on these advances in the amount of $7,490 for the three months ended March 31, 2012. The imputed interest was recorded as an increase in additional paid-in capital.

5.	SHAREHOLDERS’ EQUITY

On January 9, 2012, the Company issued 22,056,100 shares of common stock upon conversion of the $661,683 Convertible Note Payable. This issuance of common stock resulted in a change in control of the Company.

On January 12, 2012, the Company issued 9,000,000 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $270,000.

The Company has imputed interest on advances in the amount of $7,490 for the three months ended March 31, 2012. The imputed interest was recorded as an increase in additional paid-in capital.

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

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Part II Item 1A below and in the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2011 that may cause actual results to differ materially.

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

On December 15, 2011, we signed a letter of intent regarding the potential acquisition or joint venture agreement with Diamond V Associates, Inc. The letter of intent provides us with 90 days to perform due diligence and negotiate a final purchase price. Diamond V Associates is in the business of rare earth and precious metals exploration and mineral development with a focus on gold in Alaska and Africa. We have not completed our due diligence as of the filing of this report and the letter of intent was extended for another 90 days on March 27, 2012 due to delays in the due diligence process.

Through GTSO’s newest initiative in the mining, rare earth and precious metals sector, the Company plans to create the necessary logistics and distribution channels to mine, ship, and deliver precious metals to the global marketplace. The Company intends to be a driving force behind a more competitive rare earth metals market. The Company’s alliances in Asia and Africa provide a strategic advantage and access to one of the most plentiful rare earth deposits in the world. GTSO has also identified additional joint venture and acquisition targets in China and South America. The mission is to meet the growing demand for gold, silver, tungsten and other precious and rare metals, while introducing sustainable and environmentally friendly practices that also create new products and reduce greenhouse gas pollutants through the use of biomass and organic carbon sequestration.

Results of Operations and Going Concern

We incurred a net loss of $974,107 for the three months ended March 31, 2012, and had a working capital deficit of approximately $357,205 as of March 31, 2012. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the three months ended March 31, 2012 was $73,140. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

General and Administrative Expenses

General and administrative expenses decreased in the three months ended March 31, 2012 as compared to the year ended March 31, 2011 from $199,735 to $77,231 due to the Company’s focus on controlling overhead costs.

Loss from Operations

The decrease in our operating loss for the three months ended March 31, 2012 as compared to the comparable period of 2011 from $199,735 to $77,231 is due to the decrease in general and administrative expenses described above.

Other Income (Expense)

Interest expense increased during the three months ended March 31, 2012 compared to the same period of 2011 from $24,099 to $896,876. The increase was primarily the result of amortization of discounts on convertible notes payable in the amount of $877,753 during the three months ended March 31, 2012. There was no such amortization during the comparable period of 2011.

Net Income (Loss)

We recognized a net loss of $974,107 for the three months ended March 31, 2012 as compared to a net loss of $223,834 for the same period of 2011. Changes in net loss are primarily attributable to the increase in interest expense partially offset by the decrease in general and administrative expenses as described above.

Liquidity and Capital Resources

Net cash used by operating activities was $73,140 and $197,924 for the three months ended March 31, 2012 and 2011, respectively. The decrease is mainly attributable to the decreased net loss as a result of lower general and administrative expenses.

Cash provided by financing activities was $96,463 and $211,140 for the three months ended March 31, 2012 and 2011, respectively. The decrease is mainly attributable to decreased advances received which were required to fund the Company’s operations.

We had negative working capital of $357,205 as of March 31, 2012 compared to $279,974 as of December 31, 2011. Our cash position increased to $24,302 at March 31, 2012 compared to $979 at December 31, 2011.

Our monthly cash requirement amount is approximately $25,000, and as of March 31, 2012, cash on hand would fund operations for less than one month.

The Company anticipates it will require around $800,000 to sustain operations and effectively evaluate new business opportunities over the next twelve months. However, if our mining claims show significant deposits, then we may require several million dollars of additional financing. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

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

Off Balance Sheet Arrangements

None

Cash requirements

The Company anticipates it will require around $800,000 to sustain operations and effectively evaluate new business opportunities over the next twelve months. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of March 31, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of March 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no outstanding legal proceedings material to the Company to which the Company or any of its assets are subject, nor are there any such proceedings known to be contemplated. Management believes that the resolution of all business matters which would have a material impact on the Company’s financial position or operating results have been recorded.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our 2011 Annual Report on Form 10-K including the Risk Factors set forth in Part I of our Annual Report, which risks could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, we have issued and/or sold the following securities that were not registered under the Securities Act and have not been previously disclosed in a filing with the Securities and Exchange Commission.

Convertible Notes

On January 9, 2012, the Company issued 22,056,100 shares of common stock upon conversion of the $661,683 Convertible Note Payable. This issuance of common stock resulted in a change in control of the Company.

On January 12, 2012, the Company issued 9,000,000 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $270,000.

The issuance of common stock upon conversion of the Convertible Notes Payable was exempt from the registration requirements of the Securities Act under Regulation D and Section 4(2) of the Securities Act as the conversion did not involve a public offering of securities. No underwriters were used in the offering, and there were no underwriting discounts or commissions. The issuances were made to accredited investors.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

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

Green Technology Solutions, Inc.

/s/ Paul Watson
Date: May 21, 2012	Paul Watson
Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

