Form 10-Q
period 2012-06-30
Green Technology Solutions, Inc.
filed 2012-08-14
CIK 874792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the Registrant had 31,202,694 shares of common stock issued and outstanding.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets – June 30, 2012 and December 31, 2011	3

	Statements of Operations - for the six months and three months ended June 30, 2012 and 2011 and for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2012	4

	Statements of Changes in Stockholder’s Equity (Deficit) – for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2012	5

	Statements of Cash Flows - for the six months ended June 30, 2012 and 2011 and for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2012	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	[Removed and Reserved]	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		15

PART I.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,047	$979
Total current assets	2,047	979

TOTAL ASSETS	$2,047	$979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$15,413	$29,485
Advances payable	411,176	251,468
Total current liabilities	426,589	280,953

Convertible notes payable, net of discount of $215,458 and $1,106,580, respectively	98,908	123,524

TOTAL LIABILITIES	525,497	404,477

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value, 75,000,000 authorized, 31,202,694 and 146,594 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	31,203	146
Additional Paid-in Capital	9,507,174	8,589,557
Retained earnings (accumulated deficit)	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(2,948,074)	(1,879,448)
Total stockholders' equity (deficit)	(523,450)	(403,498)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,047	$979

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended		Three months ended		For the period from June 12, 2010 (date re-entered development stage) through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

OPERATING EXPENSES
Sales, general and administrative expenses	$142,568	$470,136	$65,337	$270,401	$1,519,622

LOSS FROM OPERATIONS	(142,568)	(470,136)	(65,337)	(270,401)	(1,519,622)

OTHER INCOME (EXPENSE)
Interest expenses, net	(924,058)	(53,906)	(27,182)	(29,807)	(1,166,452)
Impairment of joint venture	(2,000)	-	(2,000)	-	(262,000)
Total other income (expense)	(926,058)	(53,906)	(29,182)	(29,807)	(1,428,452)

NET LOSS	$(1,068,626)	$(524,042)	$(94,519)	$(300,208)	$(2,948,074)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.04)	$(44.70)	$(0.00)	$(2.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,518,601	11,724	31,202,694	125,669

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Deficit
					accumulated
			Additional		during the
	Common Stock		Paid-In	Accumulated	development	Equity
	Shares	Amount	Capital	Deficit	stage	Total
BALANCE, DECEMBER 31, 2009	395	$-	$6,650,413	$(7,083,492)	$-	$(433,079)

Correction in number of outstanding shares	1	-	-	-	-	-
Issuance of shares for conversion of note payable	50	-	30,000	-	-	30,000
Issuance of shares for conversion of note payable	66,667	67	199,933	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	25,808
Net loss for the year	-	-	-	(30,261)	(685,610)	(1,193,838)

BALANCE, DECEMBER 31, 2010	67,113	$67	$6,906,154	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	70,000	70	209,930	-	-	210,000
Issuance of shares for consulting services	5,000	5	209,995	-	-	210,000
Share rounding on reverse split	4,481	4	(4)	-	-	-
Beneficial conversion feature on convertible note payable	-	-	1,179,356	-	-	1,179,356
Imputed interest expense	-	-	84,126	-	-	84,126
Net loss for the year	-	-	-	-	(1,193,838)	(1,193,838)

BALANCE, DECEMBER 31, 2011	146,594	$146	$8,589,557	$(7,113,753)	$(1,879,448)	$(403,498)

Issuance of shares for conversion of note payable	31,056,100	31,057	900,626	-	-	931,683
Imputed interest expense	-	-	16,991	-	-	16,991
Net loss for the year	-	-	-	-	(1,068,626)	(1,068,626)

BALANCE, JUNE 30, 2012	31,202,694	$31,203	$9,507,174	$(7,113,753)	$(2,948,074)	$(523,450)

On November 19, 2010, the Company effected a one-for-200 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

On January 21, 2012, the Company effected a one-for-300 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,		For the period from June 12, 2010 (date re-entered development stage) through June 30,
	2012	2011	2012

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,068,626)	$(524,042)	$(2,948,074)
Adjustments to reconcile net loss to net cash in operating activities:
Impairment of investment in joint venture	2,000	-	262,000
Stock issued for consulting services	-	-	210,000
Imputed interest expense	16,991	44,057	126,925
Amortization of discount on convertible notes payable	891,122	-	963,898
Changes in operating assets and liabilities:
Prepaid expenses	-	(13,649)	-
Accounts payable and accrued liabilities	(14,072)	2,751	(27,210)
Accrued interest payable	15,945	9,849	85,976
NET CASH (USED IN) OPERATING ACTIVITIES	(156,640)	(481,034)	(1,326,485)

CASH (USED IN) INVESTING ACTIVITIES
Cash used in investment in joint venture	(2,000)	-	(262,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(2,000)	-	(262,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	159,708	517,673	1,590,532
NET CASH PROVIDED BY FINANCING ACTIVITIES	159,708	517,673	1,590,532

NET INCREASE (DECREASE) IN CASH	1,068	36,639	2,047
CASH, at the beginning of the period	979	2,613	-

CASH, at the end of the period	$2,047	$39,252	$2,047

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Issuance of stock for consulting services	$-	$-	$210,000
Refinancing of demand notes to convertible notes payable	$-	$-	$1,600,073
Issuance of stock for conversion of convertible notes payable	$931,683	$50,000	$1,371,683
Stock payable for conversion of convertible notes payable	$-	$90,000	$-

The accompanying notes are an integral part of the financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity (deficit) in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2011 included in Form 10-K. Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.

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

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $1,068,626 during the six months ended June 30, 2012, while the Company’s current liabilities exceeded its current assets by $424,542.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of June 30, 2012 and December 31, 2011 consisted mainly of U.S. dollar-denominated current accounts held at major banks.

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

During the six months ended June 30, 2012, the Company has received working capital advances in the amount of $159,708. These advances are non-interest bearing and payable upon demand. The Company has imputed interest on these advances in the amount of $16,991 for the six months ended June 30, 2012. The imputed interest was recorded as an increase in additional paid-in capital.

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

The Company has imputed interest on advances in the amount of $16,991 for the six months ended June 30, 2012. The imputed interest was recorded as an increase in additional paid-in capital.

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

GTSO is in the business of identifying and acquiring rights in early stage, breakthrough green technologies, with the plan to develop these technologies into marketable products. To date, we have identified the following market segments: (1) the advancement of cleaner world-wide mining technologies, with an emphasis on rare earth and precious metals mining applications, (2) the development of additional markets for environmentally friendly methods of recovering minerals from electronic waste and (3) smart grid technology.  Our mission is to focus our resources on discovering the best available new innovative technologies in this industry space and we intend to work with young companies and inventors to deliver innovation in the real world.

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of June 30, 2012, the Company has one employee.

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

On December 15, 2011, we signed an letter of intent regarding the potential acquisition or joint venture agreement with Diamond V Associates, Inc. The letter of intent provides us with 90 days to perform due diligence and negotiate a final purchase price. Diamond V Associates is in the business of rare earth and precious metals exploration and mineral development with a focus on gold in Alaska and Africa. We have not completed our due diligence as of the filing of this report and the letter of intent was extended for another 90 days on March 27, 2012 due to delays in the due diligence process.

On June 8, 2012, we signed a joint venture agreement with Diamond V Associates, Inc. to fund the research, planning and development of tungsten and other rare earths and precious metals in North America and Africa. According to the agreement, all profits, losses and other allocations to the joint venture shall be allocated as follows at the conclusion of each fiscal year on a 50:50 basis between GTSO and Diamond V Associates. We will contribute $2,000 per month to the joint venture for working capital for the joint venture’s operations. If we determine that additional funding is required after projects are identified, we will negotiate the amount of any contribution that we would make with Diamond V Associates.

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

Results of Operations and Going Concern

We incurred a net loss of $1,068,626 for the six months ended June 30, 2012, and had a working capital deficit of $424,542 as of June 30, 2012. We do not anticipate having positive net income in the immediate future. Net cash used in operations for the six months ended June 30, 2012 was $156,640. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

General and Administrative Expenses

General and administrative expenses decreased in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 from $470,136 to $142,568 due to the Company’s focus on controlling overhead costs.

Loss from Operations

The decrease in our operating loss for the six months ended June 30, 2012 as compared to the comparable period of 2011 from $470,136 to $142,568 is due to the decrease in general and administrative expenses described above.

Other Income (Expense)

Interest expense increased during the six months ended June 30, 2012 compared to the same period of 2011 from $53,906 to $924,058. The increase was primarily the result of amortization of discounts on convertible notes payable in the amount of $891,122 during the six months ended June 30, 2012. There was no such amortization during the comparable period of 2011.

Net Income (Loss)

We recognized a net loss of $1,068,626 for the six months ended June 30, 2012 as compared to a net loss of $524,042 for the same period of 2011. Changes in net loss are primarily attributable to the increase in interest expense partially offset by the decrease in general and administrative expenses as described above.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

General and Administrative Expenses

General and administrative expenses decreased in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 from $270,401 to $65,337 due to the Company’s focus on controlling overhead costs.

Loss from Operations

The decrease in our operating loss for the three months ended June 30, 2012 as compared to the comparable period of 2011 from $270,401 to $65,337 is due to the decrease in general and administrative expenses described above.

Other Income (Expense)

Interest expense remained relatively unchanged decreasing from $29,807 for the three months ended June 30, 2011 to $27,182 for the three months ended June 30, 2012.

Net Income (Loss)

We recognized a net loss of $94,519 for the three months ended June 30, 2012 as compared to a net loss of $300,208 for the same period of 2011. Changes in net loss are primarily attributable to the increase in interest expense partially offset by the decrease in general and administrative expenses as described above.

Liquidity and Capital Resources

Net cash used by operating activities was $156,640 and $481,034 for the six months ended June 30, 2012 and 2011, respectively. The decrease is mainly attributable to the decreased net loss as a result of lower general and administrative expenses.

Cash provided by financing activities was $159,708 and $517,673 for the six months ended June 30, 2012 and 2011, respectively. The decrease is mainly attributable to decreased advances received which were required to fund the Company’s operations.

We had negative working capital of $424,542 as of June 30, 2012 compared to $279,974 as of December 31, 2011. Our cash position increased to $2,047 at June 30, 2012 compared to $979 at December 31, 2011.

Our monthly cash requirement amount is approximately $25,000, and as of June 30, 2012, cash on hand would fund operations for less than one month.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of June 30, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of June 30, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. [Removed and Reserved]

N/A

Item 5. Other Information

None

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	10% Subordinated Note Due March 30, 2009 (4)
10.2	10% Subordinated Note Due June 6, 2009 (4)
10.3	10% Subordinated Note Due March 30, 2009 (5)
10.4	10% Subordinated Note Due June 6, 2009 (5)
10.5	Joint Venture Agreement (6)
10.6	Sale and Assignment of Rights Under Joint Venture Agreement (6)
10.7	Profit Participation Agreement dated January 29, 2011 with Integrated Smart Solutions, Inc. (3)
10.8	Joint Venture Agreement dated January 30, 2011 with Rare Earth Exporters of Mongolia Pte. Ltd. (3)
10.9	Sale and Assignment of Rights Under Joint Venture Agreement dated November 8, 2010 (3)
14	Code of Ethics (2)
31.1	Section 302 Certification (7)
32.1	Section 906 Certification (7)
101	XBRL Interactive Data (8)

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.
(2)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2009.
(3)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2010.
(4)	Incorporated by reference from the 10-QSB for the Six Month Period Ended June 30, 2006.
(5)	Incorporated by reference from the 10-KSB for the Fiscal Year Ended December 31, 2006.
(6)	Incorporated by reference from the 8-K filed on December 13, 2010.
(7)	Filed herewith.
(8)	To be furnished by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

/s/ Paul Watson
Date: August 14, 2012	Paul Watson
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

