Form 10-Q/A
period 2012-06-30
Green Technology Solutions, Inc.
filed 2012-09-13
CIK 874792

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets – June 30, 2012 and December 31, 2011	3

	Statements of Operations - for the six months and three months ended June 30, 2012 and 2011 and for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2012	4

	Statements of Changes in Stockholder’s Equity (Deficit) – for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2012	5

	Statements of Cash Flows - for the six months ended June 30, 2012 and 2011 and for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2012	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	[Removed and Reserved]	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. [Removed and Reserved]

N/A

Item 5. Other Information

None

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	10% Subordinated Note Due March 30, 2009 (4)
10.2	10% Subordinated Note Due June 6, 2009 (4)
10.3	10% Subordinated Note Due March 30, 2009 (5)
10.4	10% Subordinated Note Due June 6, 2009 (5)
10.5	Joint Venture Agreement (6)
10.6	Sale and Assignment of Rights Under Joint Venture Agreement (6)
10.7	Profit Participation Agreement dated January 29, 2011 with Integrated Smart Solutions, Inc. (3)
10.8	Joint Venture Agreement dated January 30, 2011 with Rare Earth Exporters of Mongolia Pte. Ltd. (3)
10.9	Sale and Assignment of Rights Under Joint Venture Agreement dated November 8, 2010 (3)
14	Code of Ethics (2)
31.1	Section 302 Certification (7)
32.1	Section 906 Certification (7)
101	XBRL Interactive Data (7) (8)

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.
(2)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2009.
(3)	Incorporated by reference from the Form 10-K for the Annual Period Ended December 31, 2010.
(4)	Incorporated by reference from the 10-QSB for the Six Month Period Ended June 30, 2006.
(5)	Incorporated by reference from the 10-KSB for the Fiscal Year Ended December 31, 2006.
(6)	Incorporated by reference from the 8-K filed on December 13, 2010.
(7)	Filed or furnished herewith.
(8)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

/s/ Paul Watson
Date: September 13, 2012	Paul Watson
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

