Form 10-Q
period 2012-09-30
Green Technology Solutions, Inc.
filed 2012-11-19
CIK 874792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the Registrant had 35,702,694 shares of common stock issued and outstanding.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets – September 30, 2012 and December 31, 2011	3

	Statements of Operations - for the nine months and three months ended September 30, 2012 and 2011 and for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2012	4

	Statements of Changes in Stockholder’s Equity (Deficit) – for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2012	5

	Statements of Cash Flows - for the nine months ended September 30, 2012 and 2011 and for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2012	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	[Removed and Reserved]	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		14

PART I.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,277	$979
Total current assets	5,277	979

TOTAL ASSETS	$5,277	$979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$30,266	$29,485
Advances payable	469,321	251,468
Total current liabilities	499,587	280,953

Convertible notes payable, net of discount of $194,577 and $1,106,580, respectively	126,591	123,524

TOTAL LIABILITIES	626,178	404,477

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value, 75,000,000 authorized, 31,202,694 and 146,594 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	31,203	146
Additional Paid-in Capital	9,518,002	8,589,557
Retained earnings (accumulated deficit)	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(3,056,353)	(1,879,448)
Total stockholders' equity (deficit)	(620,901)	(403,498)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,277	$979

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended		Three months ended		For the period from June 12, 2010 (date re- entered development stage) through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

OPERATING EXPENSES
Sales, general and administrative expenses	$208,336	$922,831	$65,768	$452,695	$1,585,390

LOSS FROM OPERATIONS	(208,336)	(922,831)	(65,768)	(452,695)	(1,585,390)

OTHER INCOME (EXPENSE)
Interest expenses, net	(962,569)	(87,825)	(38,511)	(33,919)	(1,204,963)
Impairment of joint venture	(6,000)	-	(4,000)	-	(266,000)
Total other income (expense)	(968,569)	(87,825)	(42,511)	(33,919)	(1,470,963)

NET LOSS	$(1,176,905)	$(1,010,656)	$(108,279)	$(486,614)	$(3,056,353)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.04)	$(11.16)	$(0.00)	$(4.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,084,063	90,580	31,202,694	115,011

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Deficit
					accumulated
			Additional		during the
	Common Stock		Paid-In	Accumulated	development	Equity
	Shares	Amount	Capital	Deficit	stage	Total
BALANCE, DECEMBER 31, 2009	395	$-	$6,650,413	$(7,083,492)	$-	$(433,079)

Correction in number of outstanding shares	1	-	-	-	-	-
Issuance of shares for conversion of note payable	50	-	30,000	-	-	30,000
Issuance of shares for conversion of note payable	66,667	67	199,933	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	25,808
Net loss for the year	-	-	-	(30,261)	(685,610)	(715,871)

BALANCE, DECEMBER 31, 2010	67,113	$67	$6,906,154	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	70,000	70	209,930	-	-	210,000
Issuance of shares for consulting services	5,000	5	209,995	-	-	210,000
Share rounding on reverse split	4,481	4	(4)	-	-	-
Beneficial conversion feature on convertible note payable	-	-	1,179,356	-	-	1,179,356
Imputed interest expense	-	-	84,126	-	-	84,126
Net loss for the year	-	-	-	-	(1,193,838)	(1,193,838)

BALANCE, DECEMBER 31, 2011	146,594	$146	$8,589,557	$(7,113,753)	$(1,879,448)	$(403,498)

Issuance of shares for conversion of note payable	31,056,100	31,057	900,626	-	-	931,683
Imputed interest expense	-	-	27,819	-	-	27,819
Net loss for the year	-	-	-	-	(1,176,905)	(1,176,905)

BALANCE, SEPTEMBER 30, 2012	31,202,694	$31,203	$9,518,002	$(7,113,753)	$(3,056,353)	$(620,901)

On November 19, 2010, the Company effected a one-for-200 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

On January 21, 2012, the Company effected a one-for-300 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,		For the period from June 12, 2010 (date re-entered development stage) through September 30,
	2012	2011	2012

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,176,905)	$(1,010,656)	$(3,056,353)
Adjustments to reconcile net loss to net cash in operating activities:
Impairment of investment in joint venture	6,000	-	266,000
Stock issued for consulting services	-	210,000	210,000
Imputed interest expense	27,819	76,331	137,753
Amortization of discount on convertible notes payable	912,003	-	984,779
Changes in operating assets and liabilities:
Prepaid expenses	-	(343)	-
Accounts payable and accrued liabilities	781	3,971	(12,357)
Accrued interest payable	22,747	11,494	92,778
NET CASH (USED IN) OPERATING ACTIVITIES	(207,555)	(709,203)	(1,377,400)

CASH (USED IN) INVESTING ACTIVITIES
Cash used in investment in joint venture	(6,000)	-	(266,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(6,000)	-	(266,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	217,853	716,613	1,648,677
NET CASH PROVIDED BY FINANCING ACTIVITIES	217,853	716,613	1,648,677

NET INCREASE (DECREASE) IN CASH	4,298	7,410	5,277
CASH, at the beginning of the period	979	2,613	-

CASH, at the end of the period	$5,277	$10,023	$5,277

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Issuance of stock for consulting services	$-	$-	$210,000
Refinancing of demand notes to convertible notes payable	$-	$-	$1,600,073
Issuance of stock for conversion of convertible notes payable	$931,683	$210,000	$1,371,683

The accompanying notes are an integral part of the financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity (deficit) in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2011 included in Form 10-K. Operating results for the period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.

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

Going concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $1,176,905 during the nine months ended September 30, 2012, while the Company’s current liabilities exceeded its current assets by $494,310.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of September 30, 2012 and December 31, 2011 consisted mainly of U.S. dollar-denominated current accounts held at major banks.

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

During the nine months ended September 30, 2012, the Company has received working capital advances in the amount of $217,853. These advances are non-interest bearing and payable upon demand. The Company has imputed interest on these advances in the amount of $27,819 for the nine months ended September 30, 2012. The imputed interest was recorded as an increase in additional paid-in capital.

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

The Company has imputed interest on advances in the amount of $27,819 for the nine months ended September 30, 2012. The imputed interest was recorded as an increase in additional paid-in capital.

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

On October 1, 2012, the holder of the $517,673 Convertible Note Payable assigned principal in the amount of $135,000 to three entities ($45,000 each). On October 15, 2012, the new holders of the $517,673 Convertible Note Payable elected to convert principal in the amount of $135,000 into 4,500,000 shares of common stock.

On October 30 2012, we entered into an agreement to acquire Global Cell Buyers, LLC. Global Cell Buyers was acquired by GTSO Resources, LLC, for the purpose of expanding recycling and urban mining operations from cell phones to other electronic waste for the purpose of mineral recovery. GTSO Resources also plans to expand the brand name of Global Cell Buyers leveraging its parent operations Green Technology Solutions, Inc. The purchase price is $10,000 which will be paid $5,000 in cash and $5,000 through the issuance of 41,667 shares of common stock of GTSO.

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

On September 20, 2012 GTSO formed two subsidiaries which may be used to hold GTSO’s urban and traditional mining operations. The new subsidiaries are GTSO Urban Mining LLC and GTSO Resources LLC.

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

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of September 30, 2012, the Company has one employee.

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

On July 10, 2012, we signed a letter of intent regarding the potential acquisition of Global Cell Buyers, LLC. The letter of intent provides us with 90 days to perform due diligence and negotiate a final purchase price. Global Cell Buyers, LLC is in the business of buying, selling and recycling cell phones.

On October 30 2012, we entered into a purchase agreement with Global Cell Buyers, LLC regarding the acquisition of existing methods, brand name, and current operations. Global Cell Buyers was acquired by GTSO Resources LLC for the purpose of expanding recycling and urban mining operations from cell phones to other electronic waste for the purpose of mineral recovery. GTSO Resources also plans to expand the brand name of Global Cell Buyers leveraging its parent operations Green Technology Solutions, Inc.

Through GTSO’s newest initiative in the mining, rare earth and precious metals sector, the Company plans to create the necessary logistics and distribution channels to mine, ship, and deliver precious metals to the global marketplace. The Company intends to be a driving force behind a more competitive rare and precious earth metals market. The Company’s alliances in Asia and Africa provide a strategic advantage and access to one of the most plentiful rare earth deposits in the world. GTSO has also identified additional joint venture and acquisition targets in China and South America. The mission is to meet the growing demand for gold, silver, tungsten and other precious and rare metals, while introducing sustainable and environmentally friendly practices that also create new products and reduce greenhouse gas pollutants through the use of biomass and organic carbon sequestration.

Results of Operations and Going Concern

We incurred a net loss of $1,176,905 for the nine months ended September 30, 2012, and had a working capital deficit of $494,310 as of September 30, 2012. We do not anticipate having positive net income in the immediate future. Net cash used in operations for the nine months ended September 30, 2012 was $207,555. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

General and Administrative Expenses

General and administrative expenses decreased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 from $922,831 to $208,336 due to the Company’s focus on controlling overhead costs.

Loss from Operations

The decrease in our operating loss for the nine months ended September 30, 2012 as compared to the comparable period of 2011 from $922,831 to $208,336 is due to the decrease in general and administrative expenses described above.

Other Income (Expense)

Interest expense increased during the nine months ended September 30, 2012 compared to the same period of 2011 from $87,825 to $962,569. The increase was primarily the result of amortization of discounts on convertible notes payable in the amount of $912,003 during the nine months ended September 30, 2012. There was no such amortization during the comparable period of 2011.

Net Income (Loss)

We recognized a net loss of $1,176,905 for the nine months ended September 30, 2012 as compared to a net loss of $1,010,656 for the same period of 2011. Changes in net loss are primarily attributable to the increase in interest expense partially offset by the decrease in general and administrative expenses as described above.

Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011

General and Administrative Expenses

General and administrative expenses decreased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 from $452,695 to $65,768 due to the Company’s focus on controlling overhead costs.

Loss from Operations

The decrease in our operating loss for the three months ended September 30, 2012 as compared to the comparable period of 2011 from $452,695 to $65,768 is due to the decrease in general and administrative expenses described above.

Other Income (Expense)

Interest expense remained relatively unchanged increasing from $33,919 for the three months ended September 30, 2011 to $38,511 for the three months ended September 30, 2012.

Net Income (Loss)

We recognized a net loss of $108,279 for the three months ended September 30, 2012 as compared to a net loss of $486,614 for the same period of 2011. Changes in net loss are primarily attributable to the decrease in general and administrative expenses as described above.

Liquidity and Capital Resources

Net cash used by operating activities was $207,555 and $709,203 for the nine months ended September 30, 2012 and 2011, respectively. The decrease is mainly attributable to the decreased net loss as a result of lower general and administrative expenses.

Cash provided by financing activities was $217,853 and $716,613 for the nine months ended September 30, 2012 and 2011, respectively. The decrease is mainly attributable to decreased advances received which were required to fund the Company’s operations.

We had negative working capital of $494,310 as of September 30, 2012 compared to $279,974 as of December 31, 2011. Our cash position increased to $5,277 at September 30, 2012 compared to $979 at December 31, 2011.

Our monthly cash requirement amount is approximately $25,000, and as of September 30, 2012, cash on hand would fund operations for less than one month.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of September 30, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of September 30, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

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

Green Technology Solutions, Inc.

/s/ Paul Watson
Date: November 19, 2012	Paul Watson
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

