Form 10-Q/A
period 2012-09-30
Green Technology Solutions, Inc.
filed 2012-11-30
CIK 874792

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 19, 2012.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets – September 30, 2012 and December 31, 2011	3

	Statements of Operations - for the nine months and three months ended September 30, 2012 and 2011 and for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2012	4

	Statements of Changes in Stockholder’s Equity (Deficit) – for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2012	5

	Statements of Cash Flows - for the nine months ended September 30, 2012 and 2011 and for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2012	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	[Removed and Reserved]	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

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

Green Technology Solutions, Inc.

/s/ Paul Watson
Date: November 30, 2012	Paul Watson
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

