Form 10-K
period 2012-12-31
Green Technology Solutions, Inc.
filed 2013-04-01
CIK 874792

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes   ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on June 30, 2012 was $11,552,062.

There were 41,475,966 shares of the registrant’s common stock issued and outstanding as of March 27, 2013.

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

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business.	1
Item 1A. Risk Factors.	3
Item 1B. Unresolved Staff Comments.	3
Item 2. Properties	3
Item 3. Legal Proceedings	3
Item 4. Mine Safety Disclosures	3

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	3
Item 6. Selected Financial Data.	4
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	7
Item 8. Financial Statements and Supplementary Data	8

Reports of Independent Registered Public Accounting Firm	8
Consolidated Balance Sheets as of December 31, 2012 and 2011	9
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from June 12, 2010 (date re-entered development stage) through December 31, 2012	10
Consolidated Statement of Changes in Stockholders’ Deficit for the years ended December 31, 2012 and 2011	11
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and from the period from June 12, 2010 (date re-entered development stage) through December 31, 2012	12
Notes to Consolidated Financial Statements	13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	18
Item 9A. Controls and Procedures.	18
Item 9B. Other Information.	18

PART III

Item 10. Directors, Executive Officers and Corporate Governance.	19
Item 11. Executive Compensation.	20
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	21
Item 13. Certain Relationships and Related Transactions, and Director Independence.	21
Item 14. Principal Accountant Fees and Services.	22

PART IV.

Item 15. Exhibits and Consolidated Financial Statement Schedules.	23

Signatures	24

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

GTSO is in the business of identifying and acquiring rights in early stage, breakthrough green technologies, with the plan to develop these technologies into marketable products. To date, we have identified the following market segments: (1) the advancement of cleaner world-wide mining technologies, with an emphasis on rare earth and precious metals mining applications, (2) the development of additional markets for environmentally friendly methods of recovering minerals from electronic waste and (3) smart grid technology.  Our mission is to focus our resources on discovering the best available new innovative technologies and processes in this industry space and we intend to work with young companies and inventors to deliver innovation in the real world.

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of February 28, 2013, the Company has one employee.

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

Also on November 2, 2011, the Company appointed Paul Watson as Director, CEO and President to replace Mr. Shearer.  A seasoned executive, Mr. Watson, age 37, brings a wealth of experience in finance, corporate strategy and management to GTSO. From 2005 through 2009, Mr. Watson served as a mergers and acquisitions advisor and private equity group manager for KPMG Financial Advisory Services in Shanghai, China.  From 2009 until 2011, he was Managing Director of Hermes Investment Group, a merchant bank focused on clean technology and environmental science established in Shanghai China, and headquartered in the United States; where he continues to advise portfolio operations and venture finance. Mr. Watson also currently serves as a Director and CEO of OBJ Enterprises, Inc.  He is a graduate of the University of Houston, Bauer College of Business with a bachelor’s degree in finance.  He speaks English, Chinese and Spanish.

Current Plan of Operations

We are currently identifying possible early stage companies and technology across a range of green technologies and environmentally friendly practices for the purpose of acquiring rights to them, joint venture partnerships and developing them into marketable products. We have already identified several potential new technology endeavors and management is studying these endeavors for their potential inclusion into our development process.

On January 29, 2011, we entered into a Profit Participation Agreement with Integrated Smart Solutions, Inc. (“ISS”), a California corporation that develops smart grid technologies. Smart grid technology is an electric network which uses two-way digital communication to control appliances at consumers' homes to achieve energy savings, reduced costs and increased reliability.  Pursuant to the agreement, we will receive up to five percent of the net profits realized by ISS, if any, in exchange for six monthly payments of $10,000.  We have no guarantee that ISS will achieve profitable operations. As of December 31, 2012, GTSO has no further plans to pursue this joint venture. All amounts paid in relation to this joint venture had been expensed as incurred. As a result, there were no additional expenses related to our discontinuing participating in this joint venture.

On January 30, 2011, we entered into a Joint Venture Agreement with Rare Earth Exporters of Mongolia Pte. Ltd. (“REEM”), whose mission is to supply worldwide industrial and manufacturing economies with necessary rare earth minerals. Under the terms of our agreement, we will have a 50% interest in REEM’s profits in exchange for our agreement to provide operating capital. REEM is contributing its knowledge and product development skills in the market. Our initial task is to determine whether certain properties we have identified have mining claims with commercial viability. We will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture if our claims reveal that they contain the rare earth minerals we are seeking to mine. We currently do not have any plan or efforts underway to raise such a significant amount of capital and are not sure when, if ever, we will be able to do so to pursue the exploitation of these mining claims if they prove to exist. As of December 31, 2012, GTSO has no further plans to pursue the joint venture. All amounts paid in relation to this joint venture had been expensed as incurred. As a result, there were no additional expenses related to our discontinuing participating in this joint venture.

On October 20, 2011, we signed an option agreement regarding the potential acquisition of Chery Minerals, LLC. The option agreement provides us with 45 days to perform due diligence and negotiate a final purchase price. We paid $5,000 for this option. Chery Minerals, LLC is in the business of rare earth metals exploration and mineral development with a focus on gold in Africa. We did not complete our due diligence as of the close of the option date. The acquisition was not consummated and we expensed the option payment as of the end of the option period. This agreement will not be pursued after December 2012.

On November 2, 2011, we entered into an agreement with New World Energy Ltd. to form a joint venture (“NEWCO”) for the purpose of exploring potential mineral claims in Indonesia. Each party will own 50% of the joint venture. NEWCO will acquire the mineral rights, make any and all necessary disbursements on behalf of NEWCO, and collect and distribute profits in accordance with the ownership percentages of the joint venture. We have committed to fund the portions of the cash flow requirements of NEWCO. New World Energy Ltd. will manage and operate NEWCO as its contribution to the joint venture. After further review, management has decided to discontinue negotiations with the target company and pursue other traditional and urban mining targets.

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

On June 8, 2012, we signed a joint venture agreement with Diamond V Associates, Inc. to fund the research, planning and development of tungsten and other rare earths and precious metals in North America and Africa. According to the agreement, all profits, losses and other allocations to the joint venture shall be allocated as follows at the conclusion of each fiscal year on a 50:50 basis between GTSO and Diamond V Associates. We will contribute $2,000 per month to the joint venture for working capital for the joint venture’s operations. GTSO reserves the right to reduce or increase this contribution based on performance by Diamond V Associates. If we determine that additional funding is required after projects are identified, we will negotiate the amount of any contribution that we would make with Diamond V Associates. GTSO paid $10,000 during the year as working capital. As od December 31, 2012, Management determined that it was necessary to write off the intangible asset related to this joint venture agreement due to the fact the joint venture will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture.

On July 10, 2012, we signed a letter of intent regarding the potential acquisition of Global Cell Buyers, LLC. The letter of intent provides us with 90 days to perform due diligence and negotiate a final purchase price. Global Cell Buyers, LLC is a development stage business which plans to buy, sell and recycle cell phones.

On October 30 2012, we entered into a purchase agreement with Global Cell Buyers, LLC regarding the acquisition of existing methods, brand name, and current operating plans. Global Cell Buyers was acquired by GTSO for the purchase price of $10,000 payable in cash and common stock. The purpose of of this acquisition is to expand recycling and urban mining operations from cell phones to other electronic waste for the purpose of mineral and other reusable metal and plastic recovery. GTSO also plans to expand the brand name of Global Cell Buyers leveraging its parent operations Green Technology Solutions, Inc. On November 14, 2012, GTSO rebranded Global Cell Buyers under the name “Global Urban Mining” to build and expand its e-recycling platform within the United States and eventual global expansion plans.

The purchase price was allocated entirely to intangible assets related to the Global Cell Buyers’ infrastructure plans related to mineral recovery from cell phone waste. Global Cell Buyers had no other tangible assets or liabilities. As of December 31, 2012, Management determined that it was necessary to write off the intangible asset related to this acquisition due to the fact that Global Cell Buyers was in the early development stages and did not have adequate operating history to support retaining the intangible asset on the consolidated balance sheet.

Through GTSO’s newest initiatives in traditional and urban mining, rare earth and precious metals sector, the Company plans to create the necessary processes, logistics and distribution channels to mine, recover, distribute and sell precious and other metals to the global marketplace. The Company intends to be a driving force behind a more competitive minerals and metals mining and recovery market. The Company’s alliances in South America, Asia and Africa provide a strategic advantage and access to one of the most plentiful rare earth and minerals deposits in the world. GTSO has also identified additional joint venture and acquisition targets in China, Africa and South America. The mission is to meet the growing demand for gold, silver, tungsten and other precious and rare metals, while introducing sustainable and environmentally friendly practices that also create new products and reduce greenhouse gas pollutants through the use of biomass and organic carbon sequestration.

GTSO will continue traditional mining operations through joint ventures such as Diamond V Associates, but the current acquisition and joint venture focus for 2013 will be building sustainable recovery methods of precious, rare and other metals and minerals through utilizing existing electronic waste. The first two quarters of 2013 will be building its US operations through the purchase of Global Cell Buyers and branding strategy under the name “Green Urban Mining”. In addition, GTSO has identified several target companies in emerging market such as Latin America to leverage current collection and distribution of e-waste for the use of valuable metals they contain. GTSO plans to continue support of traditional mining operations such as placer mining through Diamond V Associates and other innovative prospectors and operators on a case by case scenario.

ITEM 1A.  RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Executive Offices

Our executive offices are located at 2880 Zanker Road, Suite 203, San Jose, California.  We rent office space on a month-to-month basis for $300 per month. The aforesaid property is in good condition and we believe it will be suitable for our purposes for the next 12 months.  There is no affiliation between us and any of our principals or agents and our landlord or any of its principals or agents. Our CEO also rents office space in Houston, Texas on an as needed basis through a management agreement.

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

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$1,501.50	$384.38
Second Quarter	$975.98	$195.20
Third Quarter	$285.29	$24.02
Fourth Quarter	$42.04	$7.51

Fiscal Year Ended December 31, 2012
First Quarter	$2.00	$10.36
Second Quarter	$6.00	$1.02
Third Quarter	$2.37	$0.17
Fourth Quarter	$0.38	$0.06

The above prices have been adjusted to reflect the one-for-300 reverse stock split effected on January 21, 2012.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on March 27, 2013, as quoted by the OTC, was $0.04.  There were 41,475,966 shares of common stock issued and outstanding as of March 27, 2013. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Record Holders

As of March 27, 2013, there were approximately 1,272 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of December 31, 2012.

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

Recent Sales of Unregistered Securities

On October 15, 2012, we issued 4,500,000 shares of common stock in a partial conversion and satisfaction of $135,000 of debt in accordance with the terms of the debt.

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

Results of Operations and Going Concern

We incurred a net loss of $1,417,312 for the year ended December 31, 2012, and had a working capital deficit of $338,929 as of December 31, 2012.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the year ended December 31, 2012 was $253,755.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the year ended December 31, 2012 compared to the year ended December 31, 2011

General and Administrative Expenses

General and administrative expenses decreased in the year ended December 31, 2012 as compared to the year ended December 31, 2011 from $995,440 to $295,423. During the year ended December 31, 2011, we incurred stock based compensation in the amount of $210,000 and expense of $224,910 related to joint ventures and other agreements entered into during the year. No such costs were incurred during the year ended December 31, 2012. The remaining decrease in general and administrative expense was primarily related to decreased professional fees related to a lower level of compensation for our CEO and fewer consultants being engaged by the Company.

Loss from Operations

The decrease in our operating loss for the year ended December 31, 2012 as compared to the comparable period of 2011 from $995,440 to $295,423 is due to the decrease in general and administrative expenses described above.

Other Income (Expense)

Interest expense increased during the year ended December 31, 2012 compared to the same period of 2011 from $198,398 to $1,101,889, primarily related to the increase in amortization of discounts on notes payable from $72,776 in 2011 to $1,031,468 in 2012.

Net Income (Loss)

We recognized a net loss of $1,417,312 for the year ended December 31, 2012 as compared to a net loss of $1,193,838 for the same period of 2011.  Changes in net income (loss) are primarily attributable to changes in operating income and interest expense, each of which is described above.

Liquidity and Capital Resources

Net cash used by operating activities was $253,755 and $770,775 for the years ended December 31, 2012 and 2011, respectively. The decrease is mainly attributable to having less available cash to spend on operations.

Cash used by investing activities was $10,000 and $0 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, we made an investment in a joint venture.

Cash provided by financing activities was $263,648 and $769,141 for the years ended December 31, 2012 and 2011, respectively.  The decrease is mainly attributable to a reduction in proceeds from advances received which were required to fund the Company’s operations.

We had negative working capital of $338,929 as of December 31, 2012 compared to $279,974 as of December 31, 2011.  Our cash position decreased to $872 at December 31, 2012 compared to $979 at December 31, 2011.

Our monthly cash requirement amount is approximately $21,000, and as of December 31, 2012, cash on hand would fund operations for less than one month.

The Company anticipates it will require around $500,000 to sustain operations and effectively evaluate new business opportunities over the next twelve months. However, if our mining claims show significant deposits then we may require several million dollars of additional financing. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

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

Off Balance Sheet Arrangements

None

Critical Accounting Policies and Recent Accounting Pronouncements

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principled (“US GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

We have identified the policies below as critical to our business operations and the understanding of our financial statements. A complete discussion of our accounting policies is included in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

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

As shown in the financial statements, the Company incurred a net loss of $1,417,312 for the year ended December 31, 2012, while the Company’s current liabilities exceeded its current assets by $338,929 as of December 31, 2012.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2012 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

 ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Green Technology Solutions, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Green Technology Solutions, Inc (the “Company”) (A Development Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period the Company re-entered the development stage (June 12, 2010) through December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Technology Solutions, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 1, 2013

GREEN TECHNOLOGY SOLUTIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$872	$979
Total current assets	872	979

TOTAL ASSETS	$872	$979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$76,153	$29,485
Advances payable	263,648	251,468
Total current liabilities	339,801	280,953

Convertible notes payable, net of discount of $326,580 and $1,106,580, respectively	163,653	123,524

TOTAL LIABILITIES	503,454	404,477

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value, 100,000,000 authorized, 34,202,694 and 142,594 issued and outstanding as of December 31, 2012 and 2011, respectively	34,203	146
Common stock payable	5,000	-
Additional Paid-in Capital	9,868,728	8,589,557
Accumulated deficit	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(3,296,760)	(1,879,448)
Total stockholders' deficit	(502,582)	(403,498)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$872	$979

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		For the period from June 12, 2010 (date re- entered development stage) through December 31,
	2012	2011	2012

OPERATING EXPENSES
General and administrative expenses	$295,423	$995,440	$1,672,477

LOSS FROM OPERATIONS	(295,423)	(995,440)	(1,672,477)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,101,889)	(198,398)	(1,344,283)
Impairment of investments	(20,000)	-	(280,000)
Total other income (expense)	(1,121,889)	(198,398)	(1,624,283)

NET INCOME (LOSS)	$(1,417,312)	$(1,193,838)	$(3,296,760)

NET INCOME (LOSS) PER COMMON SHARE – Basic and fully diluted	$(0.05)	$(11.53)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	31,000,752	103,570

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
						accumulated
			Additional	Common		during the
	Common Stock		Paid-In	Stock	Accumulated	development	Equity
	Shares	Amount	Capital	Payable	Deficit	stage	Total
BALANCE, JUNE 12, 2010	395	$-	$6,650,413	$-	$(7,113,753)	$-	$(463,340)

Correction in number of shares outstanding	1	-	-	-	-	-	-
Issuance of shares for conversion of note payable	50	-	30,000	-	-	-	30,000
Issuance of shares for conversion of note payable	66,667	67	199,933	-	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	-	25,808
Net loss	-	-	-	-	-	(685,610)	(685,610)

BALANCE, DECEMBER 31, 2010	67,113	$67	$6,906,154	-	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	70,000	70	209,930	-	-	-	210,000
Issuance of shares for consulting services	5,000	5	209,995	-	-	-	210,000
Share rounding on reverse split	3	-	-	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	1,179,356	-	-	-	1,179,356
Imputed interest expense	-	-	84,126	-	-	-	84,126
Net loss for the year	-	-	-	-	-	(1,193,838)	(1,193,838)

BALANCE, DECEMBER 31, 2011	142,116	$142	$8,589,561	-	$(7,113,753)	$(1,879,448)	$(418,907)

Issuance of shares for conversion of notes payable	34,056,100	34,057	987,626	-	-	-	1,021,683
Share rounding on reverse split	4,478	4	(4)	-	-	-	-
Common stock payable on investment	-	-	-	5,000	-	-	5,000
Beneficial conversion feature on convertible note payable	-	-	251,468	-	-	-	251,468
Imputed interest expense	-	-	40,077	-	-	-	40,077
Net loss for the year	-	-	-	-	-	(1,417,312)	(1,417,312)

BALANCE, DECEMBER 31, 2012	34,202,694	$34,203	$9,868,728	5,000	$(7,113,753)	$(3,296,760)	$(502,582)

On January 21, 2012, the Company effected a one-for-300 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
			period from
			June 12,
			2010 (date
			re-entered
			development
			stage)
	For the year ended		through
	December 31,		December 31,
	2012	2011	2012

OPERATING ACTIVITIES:
Net loss	$(1,417,312)	$(1,193,838)	$(3,296,760)
Adjustments to reconcile net loss to net cash in operating activities:
Stock issued for services	-	210,000	210,000
Impairment of investment in joint venture and intangible asset	20,000	-	280,000
Imputed interest expense	40,077	84,126	150,011
Amortization of discount on convertible note payable	1,031,468	72,776	1,104,244
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	41,668	14,665	28,530
Accrued interest payable	30,344	41,496	100,375
NET CASH USED IN OPERATING ACTIVITIES	(253,755)	(770,775)	(1,423,600)

INVESTING ACTIVITIES:
Investment in joint venture	(10,000)	-	(270,000)
NET CASH USED IN FINANCING ACTIVITIES	(10,000)	-	(270,000)

FINANCING ACTIVITIES:
Proceeds from advances	263,648	769,141	1,694,472
NET CASH PROVIDED BY FINANCING ACTIVITIES	263,648	769,141	1,694,472

INCREASE (DECREASE) IN CASH	(107)	(1,634)	872
CASH, at the beginning of the period	979	2,613	-

CASH, at the end of the period	$872	$979	$872

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Issuance of stock for consulting services	$-	$210,000	$210,000
Refinancing of demand notes to convertible notes payable	$251,468	$1,179,356	$1,851,541
Issuance of stock for conversion of convertible notes payable	$1,021,683	$210,000	$1,461,683
Acquisition of Global Cell Buyers for accrued liability and stock payable	$10,000	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

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

GTSO is in the business of identifying and acquiring rights in early stage, breakthrough green technologies, with the plan to develop these technologies into marketable products. To date, we have identified the following market segments: (1) the advancement of cleaner world-wide mining technologies, with an emphasis on rare earth and precious metals mining applications, (2) the development of additional markets for environmentally friendly methods of recovering minerals from electronic waste and (3) smart grid technology.  Our mission is to focus our resources on discovering the best available new innovative technologies and processes in this industry space and we intend to work with young companies and inventors to deliver innovation in the real world.

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of February 28, 2013, the Company has one employee.

In accordance with ASC 915, the Company is considered to have re-entered into the development stage on June 12, 2010 as it discontinued its previous operations and did not have revenues for the period from June 12, 2010 through December 31, 2012.

Our executive offices are located at 2880 Zanker Road, Suite 203, San Jose, California.  We rent office space on a month-to-month basis for $300 per month. The aforesaid property is in good condition and we believe it will be suitable for our purposes for the next 12 months.  There is no affiliation between us and any of our principals or agents and our landlord or any of its principals or agents. Our CEO also rents office space in Houston, Texas on an as needed basis through a management agreement.

2.    PRESENTATION OF FINANCIAL STATEMENTS

Basis of Presentation– The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation – The consolidated financial statements for the years ended December 31, 2012 and 2011 include the accounts of  GTSO Urban Mining LLC and GTSO Resources LLC.  All intercompany transactions and balances have been eliminated in consolidation.

Going Concern — The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss of $1,417,312 for the year ended December 31, 2012, while the Company’s current liabilities exceeded its current assets by $338,929 as of December 31, 2012.

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

Use of Estimates and Assumptions– The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2012 and 2011 consisted mainly of USD denominated current accounts held at major banks.

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

The following table presents assets that were measured and recognized at fair value as of December 31, 2012 and 2011 and the years then ended on a recurring and nonrecurring basis:

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

4.     INVESTMENT IN JOINT VENTURE

On June 8, 2012, the Company signed a joint venture agreement with Diamond V Associates, Inc. to fund the research, planning and development of tungsten and other rare earths and precious metals in North America and Africa. According to the agreement, all profits, losses and other allocations to the joint venture shall be allocated a 50:50 basis between GTSO and Diamond V Associates. GTSO will contribute $2,000 per month to the joint venture for working capital for the joint venture’s operations. GTSO reserves the right to reduce or increase this contribution based on performance by Diamond V Associates. If we determine that additional funding is required after projects are identified, we will negotiate the amount of any contribution that we would make with Diamond V Associates. During the year ended December 31, 2012, the Company paid $10,000 as working capital. As of December 31, 2012, management determined that it was necessary to write off the intangible asset related to this joint venture agreement due to the fact the joint venture will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture

5.      ACQUISITION OF GLOBAL CELL BUYERS

On October 30, 2012, we entered into an agreement to acquire Global Cell Buyers, LLC. Global Cell Buyers was acquired by GTSO Resources, LLC, for the purpose of expanding recycling and urban mining operations from cell phones to other electronic waste for the purpose of mineral recovery. GTSO Resources also plans to expand the brand name of Global Cell Buyers leveraging its parent operations Green Technology Solutions, Inc. The purchase price is $10,000 which will be paid $5,000 in cash and $5,000 through the issuance of 41,667 shares of common stock of GTSO. As of March 31, 2013, the stock has not been issued and the cash portion of the purchase price has not been paid.

The purchase price was allocated entirely to intangible assets related to Global Cell Buyers’ infrastructure plans related to mineral recovery from cell phone waste. Global Cell Buyers had no other tangible assets or liabilities. As of December 31, 2012, Management determined that it was necessary to write off the intangible asset related to this acquisition due to the fact that Global Cell Buyers was in the early development stages and did not have adequate operating history to support retaining the intangible asset on the consolidated balance sheet.

On November 14, 2012, GTSO rebranded Global Cell Buyers under the name “Global Urban Mining LLC” to build and expand its e-recycling platform within the United States and eventual global expansion plans.

6.      CONVERTIBLE NOTE PAYABLE

On May 23, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Infox Ltd. (a related party) in the amount of $297,567 in repayment of demand notes in the amount of $275,091 and accrued interest of $22,476.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note. During 2010, Infox Ltd. assigned assigned this note to an unrelated third party. All interest accrued during the year ended December 31, 2012 was capitalized to principal. The principal balance of this note, including interest added to principal, was $7,446 as of December 31, 2012.

On May 23, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Zaccam Trading Ltd. (a related party) in the amount of $109,441 in repayment of demand notes in the same amount.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note. During 2010, Zaccam Trading Ltd. assigned assigned this note to an unrelated third party. All interest accrued during the year ended December 31, 2012 was capitalized to principal. The principal balance of this note, including interest added to principal, was $10,594 as of December 31, 2012.

On June 2, 2010, the Company entered into a 10% Subordinated Convertible Note payable with Zaccam Trading Ltd. (a related party) in the amount of $13,709 in repayment of demand notes in the same amount.  The note bears interest at 10% per annum, matures on March 31, 2013 and is convertible into shares of common stock at $0.01 per share.  The note requires quarterly payments of interest or, upon agreement of both parties, the interest may be capitalized to principal each quarter.  There have been no payments of interest on the note. During 2010, Zaccam Trading Ltd. assigned assigned this note to an unrelated third party. All interest accrued during the year ended December 31, 2012 was capitalized to principal. The principal balance of this note, including interest added to principal, was $5,432 as of December 31, 2012.

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

On October 15, 2012, the holders of the $517,673 Convertible Note Payable elected to convert principal in the amount of $90,000 into 3,000,000 shares of common stock. On that date, the unamortized discount related to this principal was $70,706. This amount was immediately amortized to interest expense. The converted principal amount of $90,000 was recognized as an increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

On October 31, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $251,468 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on April 30, 2013.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.02 per share.

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion features and account for them as a separate derivative liabilities. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized beneficial conversion features in the amounts of $251,468 on October 31, 2012. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discounts to the Convertible Notes Payable will be amortized to interest expense over the life of the note.

7.      ADVANCES PAYABLE

During the years ended December 31, 2012 and 2011, the Company received working capital advances in the amount of $263,648 and $769,141, respectively.  These advances are non-interest bearing and payable upon demand.  The Company has imputed interest on these advances in the amounts of $40,077 and $84,126 for the years ended December 31, 2012 and 2011, respectively.  The imputed interest was recorded as an increase in Additional paid-in capital.

8      SHAREHOLDERS’ EQUITY (DEFICIT)

No dividends were declared or paid by the Company during the years ended December 31, 2012 and 2011.

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

On October 15, 2012, the Company issued 3,000,000 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $90,000.

On October 30, 2012, the Company agreed to issue 41,667 shares of common stock for the acquisition of Global Cell Buyers, LLC. The shares have not been issued as of the filing of this report.

The Company has imputed interest on advances in the amount of $40,077 for the year ended December 31, 2012.  The imputed interest was recorded as an increase in additional paid-in capital.

9. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. The Company currently has net operating loss carryforwards aggregating approximately $9,026,270, which expire through 2032. The Company’s deferred income tax assets have been fully reserved as follows as of December 31, 2012 and 2011.

	2012	2011
Deferred tax asset	$3,068,932	$2,944,545
Valuation allowance for deferred tax assets	(3,068,932)	(2,944,545)
Net deferred tax asset	$–	$–

10 SUBSEQUENT EVENTS

The holders of the $517,673 Convertible Note Payable elected to convert principal as follows:

Date	Principal Converted	Common stock issued upon conversion
January 14, 2013	$84,000	2,800,000
February 28, 2013	18,000	600,000
March 11, 2013	57,000	1,900,000
March 18, 2013	36,303	1,210,088
Total	$195,303	6,510,088

As a result of these conversion, unamortized discount in the total amount of $73,315 was immediately amortized to interest expense. The converted amount of principal and accrued unpaid interest in the total amount of $195,303 was recognized as an increase in stockholders’ equity as a result of these conversions. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

On February 28, 2013, the holder of the 10% Subordinated Convertible Note Payable dated May 23, 2010 elected to convert principal in the amount of $7,632 into 763,184 shares of common stock. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.	As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE.

The Directors and Executive Officers of the Company and certain information concerning them are set forth below as of December 31, 2012:

Name	Position	Age

Paul Watson	Chief Executive Officer and Director	37

Paul Watson. Mr. Watson, age 37, brings a wealth of experience in finance, corporate strategy and management to GTSO. From 2005 through 2009, Mr. Watson served as a mergers and acquisitions advisor and private equity group manager for KPMG Financial Advisory Services in Shanghai, China. From 2009 until 2011, he was Managing Director of Hermes Investment Group, a merchant bank focused on clean technology and environmental science established in Shanghai China, and headquartered in the United States; where he continues to advise portfolio operations and venture finance. Mr. Watson also currently serves as a director and CEO of OBJ Enterprises, Inc.  He is a graduate of the University of Houston, Bauer College of Business with a bachelor’s degree in Finance.  He speaks English, Chinese and Spanish.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on our review of Forms 3, 4 and 5 furnished to us and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied in a timely manner with all applicable filing requirements for the fiscal year ended December 31, 2012, except as follows: Eastern Rim Funds (one Form 3 not Filed).

Code of Ethics

Our Board of Directors has discussed the adoption of a code of business conduct and ethics for directors, officers and employees but has not yet adopted a Code of Ethics due to the extremely small size of our management team.  It is anticipated that the Board of Directors will adopt a Code of Ethics meeting the requirements of Item 406 of Regulation S-K in the near future.

Procedure for Nominating Directors

In 2012, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

Mr. Watson received cash compensation of $60,000 during the year ended December 31, 2012.  He received no other form of compensation.

Summary Compensation Table

Name	Fiscal Year End	Salary ($)	Total ($)
Paul Watson, Chief Executive Officer (1)	2012	$60,000	$60,000
	2011	$10,000	$10,000

John Shearer, Former Chief Executive Officer (2, 3)	2011	$85,500	$82,500
	2010	$25,000	$25,000

Dean McCall, Former Chief Executive Officer	2010	-	-

(1)	Mr. Watson was appointed as sole director and CEO in November 2011 and received two months of salary during the year ended December 31, 2011.
(2)	Mr. Shearer was appointed as sole director and CEO in August 2010 and received five months of salary during the year ended December 31, 2010.
(3)	Mr. Shearer resigned as sole director and CEO in November 2011 and received ten months of salary during the year ended December 31, 2011.

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2012 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors.  We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 28, 2013, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of February 28, 2013, there were 37,002,694 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

Eastern Rim Funds Inc. San Francisco 65 E St House No 35 Panama City Panama	Shareholder	22,056,100	59.6%

Paul Watson 2880 Zanker Road, Suite 203 San Jose, CA 95134	Sole Director and CEO	-nil-	0.0%

All Officers and Directors as a group (total of 1)		-nil-	0.0%

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 28, 2013.

As of December 31, 2012, there were convertible notes outstanding in the amount of $490,806, including accrued interest.  These notes are convertible into 17,924,979 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. The following is a summary of the fees billed to the Company by its independent accountants, M&K CPAs PLLC and John A. Braden & Co. P.C., for the years ended December 31, 2012 and 2011:

Fee Category	2012	2011

Audit Fees	$17,250	$25,281

Audit-Related Fees (1)	—	—

Tax Fees (2)	—	—

All Other Fees (3)	—	—

Total Fees	$17,250	$25,281

Notes to the Accountants Fees Table:

(1)	Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees" above.

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	Stock Purchase Agreement and Plan of Reorganization (2)
10.1	Joint Venture Agreement (3)
10.12	Sale and Assignment of Rights Under Joint Venture Agreement (3)
10.13	Profit Participation Agreement dated January 29, 2011 with Integrated Smart Solutions, Inc. (4)
10.4	Joint Venture Agreement dated January 30, 2011 with Rare Earth Exporters of Mongolia Pte. Ltd. (4)
10.5	Sale and Assignment of Rights Under Joint Venture Agreement dated November 8, 2010 (4)
14	Code of Ethics (2)
31.1	Section 302 Certification (5)
32.1	Section 906 Certification (5)
101	XBRL Interactive Data (5)

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.
(2)	Incorporated by reference from the 10-QSB for the Quarterly Period Ended September 30, 2004.
(3)	Incorporated by reference from the 8-K filed on December 13, 2010.
(4)	Incorporated by reference from the 10-K for the Annual Period Ended December 31, 2010.
(5)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Technology Solutions, Inc.

By:	/s/ Paul Watson
Paul Watson
Sole Director and CEO
(Principal Executive Financial Officer and
Accounting Officer)

Date:  April 1, 2013

