Form 10-Q
period 2013-03-31
Green Technology Solutions, Inc.
filed 2013-05-15
CIK 874792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013, the Registrant had 45,475,966 shares of common stock issued and outstanding.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets – March 31, 2013 and December 31, 2012 (unaudited)	3

	Consolidated Statements of Operations – for the three months ended March 31, 2013 and 2012 and for the period from June 12, 2010 (date of re-entry to development stage) through March 31, 2013 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Deficit – for the period from June 12, 2010 (date of re-entry to development stage) through March 31, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows - for the three months ended March 31, 2013 and 2012 and for the period from June 12, 2010 (date of re-entry to development stage) through March 31, 2013 (unaudited)	6

	Notes to the Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	[Removed and Reserved]	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES		16

PART I.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,970	$872
Total current assets	10,970	872

TOTAL ASSETS	$10,970	$872

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$109,168	$76,153
Advances payable	317,248	263,648
Total current liabilities	426,416	339,801

Convertible notes payable, net of discount of $223,477 and $326,580, respectively	72,861	163,653

TOTAL LIABILITIES	499,277	503,454

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value, 75,000,000 authorized, 41,475,966 and 34,202,694 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	41,476	34,203
Additional paid-in capital	10,071,557	9,868,728
Common stock payable	5,000	5,000
Accumulated deficit	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(3,492,587)	(3,296,760)
Total stockholders' deficit	(488,307)	(502,582)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,970	$872

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		For the period from June 12, 2010 (date of re-entry to development stage) through
	March 31,		March 31,
	2013	2012	2013

OPERATING EXPENSES
Sales, general and administrative expenses	$76,517	$77,231	$1,748,994

LOSS FROM OPERATIONS	(76,517)	(77,231)	(1,748,994)

OTHER EXPENSES
Interest expenses, net	(119,310)	(896,876)	(1,463,593)
Impairment of investments	-	-	(280,000)
Total other income (expense)	(119,310)	(896,876)	(1,743,593)

NET LOSS	$(195,827)	$(974,107)	$(3,492,587)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	37,672,243	27,830,030

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

						Deficit
						accumulated
			Additional	Common		during the
	Common Stock		Paid-In	Stock	Accumulated	development	Equity
	Shares	Amount	Capital	Payable	Deficit	stage	Total
BALANCE, JUNE 12, 2010	395	$-	$6,650,413	$-	$(7,113,753)	$-	$(463,340)

Correction in number of shares outstanding	1	-	-	-	-	-	-
Issuance of shares for conversion of note payable	50	-	30,000	-	-	-	30,000
Issuance of shares for conversion of note payable	66,667	67	199,933	-	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	-	25,808
Net loss	-	-	-	-	-	(685,610)	(685,610)

BALANCE, DECEMBER 31, 2010	67,113	$67	$6,906,154	$-	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	70,000	70	209,930	-	-	-	210,000
Issuance of shares for consulting services	5,000	5	209,995	-	-	-	210,000
Share rounding on reverse split	3	-	-	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	1,179,356	-	-	-	1,179,356
Imputed interest expense	-	-	84,126	-	-	-	84,126
Net loss	-	-	-	-	-	(1,193,838)	(1,193,838)

BALANCE, DECEMBER 31, 2011	142,116	$142	$8,589,561	$-	$(7,113,753)	$(1,879,448)	$(418,907)

Issuance of shares for conversion of notes payable	34,056,100	34,057	987,626	-	-	-	1,021,683
Share rounding on reverse split	4,478	4	(4)	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	251,468	-	-	-	251,468
Imputed interest expense	-	-	40,077	-	-	-	40,077
Common stock payable on investment	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	(1,417,312)	(1,417,312)

BALANCE, DECEMBER 31, 2012	34,202,694	$34,203	$9,868,728	$5,000	$(7,113,753)	$(3,296,760)	$(502,582)

Issuance of shares for conversion of notes payable	7,273,272	7,273	195,661	-	-	-	202,934
Imputed interest expense	-	-	7,168	-	-	-	7,168
Net loss	-	-	-	-	-	(195,827)	(195,827)

BALANCE, MARCH 31, 2013	41,475,966	$41,476	$10,071,557	$5,000	$(7,113,753)	$(3,492,587)	$(488,307)

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

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,		For the period from June 12, 2010 (date of re-entry to development stage) through March 31,
	2013	2012	2013

CASH USED IN OPERATING ACTIVITIES:
Net loss	$(195,827)	$(974,107)	$(3,492,587)
Adjustments to reconcile net loss to net cash in operating activities:
Impairment of investment in joint venture	-	-	280,000
Stock issued for consulting services	-	-	210,000
Imputed interest expense	7,168	7,490	157,179
Amortization of discount on convertible notes payable	103,102	880,160	1,207,346
Changes in operating assets and liabilities:
Prepaid expenses	-		-
Accounts payable and accrued liabilities	33,015	4,091	61,545
Accrued interest payable	9,040	9,226	109,415
NET CASH USED IN OPERATING ACTIVITIES	(43,502)	(73,140)	(1,467,102)

CASH USED IN INVESTING ACTIVITIES
Cash used in investment in joint venture	-	-	(270,000)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(270,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	53,600	96,463	1,748,072
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,600	96,463	1,748,072

NET INCREASE IN CASH	10,098	23,323	10,970
CASH, at the beginning of the period	872	979	-

CASH, at the end of the period	$10,970	$24,302	$10,970

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Issuance of stock for consulting services	$-	$-	$210,000
Refinancing of demand notes to convertible notes payable	$-	$-	$1,851,541
Issuance of stock for conversion of convertible notes payable	$202,934	$931,683	$1,664,617

The accompanying notes are an integral part of the consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our annual financial statements for the period ended December 31, 2012 included in Form 10-K. Operating results for the period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013.

2.	PRESENTATION OF FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $195,827 during the three months ended March 31, 2013, while the Company’s current liabilities exceeded its current assets by $415,446.

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

Use of Estimates and Assumptions – The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of March 31, 2013 and December 31, 2012 consisted mainly of U.S. dollar-denominated current accounts held at major banks.

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

As a result of these conversions, unamortized discount in the total amount of $73,315 was immediately amortized to interest expense. The converted amount of principal and accrued unpaid interest in the total amount of $195,303 was recognized as an increase in stockholders’ equity as a result of these conversions. There was no gain or loss on these conversions, because they were effected in accordance with the terms of the convertible note agreement.

On February 28, 2013, the holder of the 10% Subordinated Convertible Note Payable dated May 23, 2010 elected to convert principal in the amount of $7,632 into 763,184 shares of common stock. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

4.	ADVANCES PAYABLE

During three months ended March 31, 2013, the Company has received working capital advances in the amount of $53,600. These advances are non-interest bearing and payable upon demand. The Company has imputed interest on these advances in the amount of $7,168 for the three months ended March 31, 2013. The imputed interest was recorded as an increase in additional paid-in capital.

5.	SHAREHOLDERS’ EQUITY

On January 14, 2013, the Company issued 2,800,000 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $84,000.

On February 28, 2013, the Company issued 600,000 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $18,000.

On February 28, 2011, the Company issued 763,184 shares of common stock for the conversion of $7,632 of principal of the 10% Subordinated Convertible Notes Payable

On March 11, 2013, the Company issued 1,900,000 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $57,000.

On March 18, 2013, the Company issued 1,210,088 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $36,303.

The Company has imputed interest on advances in the amount of $7,618 for the three months ended March 31, 2013. The imputed interest was recorded as an increase in additional paid-in capital.

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

On April 30, 2013, the holder of the 10% Subordinated Convertible Note Payable dated October 31, 2012 elected to convert principal in the amount of $80,000 into 4,000,000 shares of common stock. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

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

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Part II Item 1A below and in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2012 that may cause actual results to differ materially.

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

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of March 31, 2013, the Company has one employee.

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

Through GTSO’s newest initiatives in traditional and urban mining, rare earth and precious metals sector, the Company plans to create the necessary processes, logistics and distribution channels to mine, recover, distribute and sell precious and other metals to the global marketplace. The Company intends to be a driving force behind a more competitive minerals and metals mining and recovery market. The Company’s alliances in Latin America, Asia and Africa provide a strategic advantage and access to one of the most plentiful rare earth and minerals deposits in the world. GTSO has also identified additional joint venture and acquisition targets in China, Africa and Latin America. The mission is to meet the growing demand for gold, silver, tungsten and precious and rare elements, along with in-demand and recoverable metals, while introducing sustainable and environmentally friendly practices. The strategic plan is to recover and sell products such as metals and minerals that utilize existing feedstock to supplement traditional mining initiatives.

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

Results of Operations and Going Concern

We incurred a net loss of $195,827 for the three months ended March 31, 2013, and had a working capital deficit of $415,446 as of March 31, 2013. We do not anticipate having positive net income in the immediate future. Net cash used in operations for the three months ended March 31, 2013 was $43,502. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2013.

General and Administrative Expenses

General and administrative expenses decreased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 from $77,231 to $76,517 due to the Company’s focus on controlling overhead costs.

Loss from Operations

The decrease in our operating loss for the three months ended March 31, 2013 as compared to the comparable period of 2012 from $77,231 to $76,517 is due to the decrease in general and administrative expenses described above.

Other Expense

Interest expense decreased during the three months ended March 31, 2013 compared to the same period of 2012 from $896,876 to $119,310. The decrease was primarily the result of amortization of discounts on convertible notes payable during the three months ended March 31, 2012. The amortization during the comparable period of 2013 was not as large.

Net Loss

We recognized a net loss of $119,310 for the three months ended March 31, 2013 as compared to a net loss of $974,107 for the same period of 2012. Changes in net loss are primarily attributable to the increase in interest expense partially offset by the decrease in general and administrative expenses as described above.

Liquidity and Capital Resources

Net cash used by operating activities was $43,502 and $73,140 for the three months ended March 31, 2013 and 2012, respectively. The decrease is mainly attributable to the decreased net loss as a result of lower general and administrative expenses as well as a decrease in amortization of discount on convertible note payables.

Cash provided by financing activities was $53,600 and $96,463 for the three months ended March 31, 2013 and 2012, respectively. The decrease is mainly attributable to decreased advances received which were required to fund the Company’s operations.

We had negative working capital of $415,446 as of March 31, 2013 compared to $338,929 as of December 31, 2012. Our cash position increased to $10,970 at March 31, 2013 compared to $872 at December 31, 2012.

Our monthly cash requirement amount is approximately $25,000, and as of March 31, 2013, cash on hand would fund operations for less than one month.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of March 31, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of March 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no outstanding legal proceedings material to the Company to which the Company or any of its assets are subject, nor are there any such proceedings known to be contemplated. Management believes that the resolution of all business matters which would have a material impact on the Company’s financial position or operating results have been recorded.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our 2012 Annual Report on Form 10-K including the Risk Factors set forth in Part I of our Annual Report, which risks could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2012. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Green Technology Solutions, Inc.

/s/ Paul Watson
Date: May 15, 2013	Paul Watson
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

