Form 10-Q
period 2013-06-30
Green Technology Solutions, Inc.
filed 2013-08-14
CIK 874792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

☐           Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                to

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

As of July 31, 2013, the Registrant had 47,475,966 shares of common stock issued and outstanding.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets – June 30, 2013 and December 31, 2012 (unaudited)	3

	Consolidated Statements of Operations – for the six months and three months ended June 30, 2013 and 2012 and for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2013 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Deficit – for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows - for the six months ended June 30, 2013 and 2012 and for the period from June 12, 2010 (date of re-entry to development stage) through June 30, 2013 (unaudited)	6

	Notes to the Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	[Removed and Reserved]	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19

PART I. – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,239	$872
Total current assets	77,239	872

TOTAL ASSETS	$77,239	$872

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$49,427	$76,153
Advances payable	271,878	263,648
Total current liabilities	321,305	339,801

Convertible notes payable, net of discount of $371,036 and $326,580, respectively	76,712	163,653

TOTAL LIABILITIES	398,017	503,454

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value, 75,000,000 authorized, 47,475,966 and 34,202,694 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	47,476	34,203
Additional paid-in capital	10,458,415	9,868,728
Common stock payable	5,000	5,000
Accumulated deficit	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(3,717,916)	(3,296,760)
Total stockholders' deficit	(320,778)	(502,582)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77,239	$872

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended		Three months ended		For the period from June 12, 2010 (date of re-entry of development stage) through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

OPERATING EXPENSES
General and administrative expenses	$168,785	$142,568	$92,268	$65,337	$1,841,262

LOSS FROM OPERATIONS	(168,785)	(142,568)	(92,268)	(65,337)	(1,841,262)

OTHER EXPENSES
Interest expenses, net	(252,371)	(924,058)	(133,061)	(27,182)	(1,596,654)
Impairment of investments	-	(2,000)	-	(2,000)	(280,000)
Total other income (expense)	(252,371)	(926,058)	(133,061)	(29,182)	(1,876,654)

NET LOSS	$(421,156)	$(1,068,626)	$(225,329)	$(94,519)	$(3,717,916)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.01)	$(0.04)	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	41,139,681	29,518,601	40,549,681	31,202,694

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

						Deficit
						accumulated
			Additional	Common		during the
	Common Stock		Paid-In	Stock	Accumulated	development	Equity
	Shares	Amount	Capital	Payable	Deficit	stage	Total
BALANCE, JUNE 12, 2010	395	$-	$6,650,413	$-	$(7,113,753)	$-	$(463,340)

Correction in number of shares outstanding	1	-	-	-	-	-	-
Issuance of shares for conversion of note payable	50	-	30,000	-	-	-	30,000
Issuance of shares for conversion of note payable	66,667	67	199,933	-	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	-	25,808
Net loss	-	-	-	-	-	(685,610)	(685,610)

BALANCE, DECEMBER 31, 2010	67,113	$67	$6,906,154	$-	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	70,000	70	209,930	-	-	-	210,000
Issuance of shares for consulting services	5,000	5	209,995	-	-	-	210,000
Share rounding on reverse split	3	-	-	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	1,179,356	-	-	-	1,179,356
Imputed interest expense	-	-	84,126	-	-	-	84,126
Net loss	-	-	-	-	-	(1,193,838)	(1,193,838)

BALANCE, DECEMBER 31, 2011	142,116	$142	$8,589,561	$-	$(7,113,753)	$(1,879,448)	$(403,498)

Issuance of shares for conversion of notes payable	34,056,100	34,057	987,626	-	-	-	1,021,683
Share rounding on reverse split	4,478	4	(4)	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	251,468	-	-	-	251,468
Imputed interest expense	-	-	40,077	-	-	-	40,077
Common stock payable on investment	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	(1,417,312)	(1,417,312)

BALANCE, DECEMBER 31, 2012	34,202,694	$34,203	$9,868,728	$5,000	$(7,113,753)	$(3,296,760)	$(502,582)

Issuance of shares for conversion of notes payable	13,273,272	13,273	309,662	-	-	-	322,935
Discount on convertible notes payable			263,648				263,648
Imputed interest expense	-	-	16,377	-	-	-	16,377
Net loss	-	-	-	-	-	(421,156)	(421,156)

BALANCE, JUNE 30, 2013	47,475,966	$47,476	$10,455,415	$5,000	$(7,113,753)	$(3,717,916)	$(320,778)

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

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		For the period from June 12, 2010 (date of re-entry to development stage) through June 30,
	2013	2012	2013

CASH USED IN OPERATING ACTIVITIES:
Net loss	$(421,156)	$(1,068,626)	$(3,717,916)
Adjustments to reconcile net loss to net cash in operating activities:
Impairment of investment in joint venture	-	2,000	280,000
Stock issued for consulting services	-	-	210,000
Imputed interest expense	16,377	16,991	166,388
Amortization of discount on convertible notes payable	219,192	891,122	1,323,436
Changes in operating assets and liabilities:
Prepaid expenses	-		-
Accounts payable and accrued liabilities	(26,726)	(14,072)	1,804
Accrued interest payable	16,802	15,945	117,177
NET CASH USED IN OPERATING ACTIVITIES	(195,511)	(156,640)	(1,619,111)

CASH USED IN INVESTING ACTIVITIES
Cash used in investment in joint venture	-	(2,000)	(270,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,000)	(270,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	271,878	159,708	1,966,350
NET CASH PROVIDED BY FINANCING ACTIVITIES	271,878	159,708	1,966,350

NET INCREASE IN CASH	76,367	1,068	77,239
CASH, at the beginning of the period	872	979	-

CASH, at the end of the period	$77,239	$2,047	$77,239

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Issuance of stock for consulting services	$-	$-	$210,000
Refinancing of demand notes to convertible notes payable	$263,648	$-	$2,115,189
Issuance of stock for conversion of convertible notes payable	$270,567	$931,683	$1,732,250

The accompanying notes are an integral part of the consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our annual financial statements for the period ended December 31, 2012 included in Form 10-K. Operating results for the period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013.

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

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $421,156 during the six months ended June 30, 2013, while the Company’s current liabilities exceeded its current assets by $244,066.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of June 30, 2013 and December 31, 2012 consisted mainly of U.S. dollar-denominated current accounts held at major banks.

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

Recently Issued Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

3.	CONVERTIBLE NOTES PAYABLE

On April 1, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $96,463 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on March 31, 2015.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

On June 30, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $167,185 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on June 30, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion features and account for them as a separate derivative liabilities. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized beneficial conversion features in the amounts of $96,463 and $167,185 on April 1, 2013 and June 30, 2013, respectively. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discounts to the Convertible Notes Payable will be amortized to interest expense over the life of the respective notes.

The holders of the $517,673 Convertible Note Payable elected to convert principal and interest as follows:

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

The holders of the $251,468 Convertible Note Payable elected to convert principal as follows:

Date	Principal Converted	Common stock issued upon conversion
April 30, 2013	80,000	4,000,000
June 14, 2013	40,000	2,000,000
Total	$120,000	6,000,000

As a result of these conversions, unamortized discount in the total amount of $91,927 was immediately amortized to interest expense. The converted amount of principal and accrued unpaid interest in the total amount of $120,000 was recognized as an increase in stockholders’ equity as a result of these conversions. There was no gain or loss on these conversions, because they were effected in accordance with the terms of the convertible note agreement.

4.	ADVANCES PAYABLE

During six months ended June 30, 2013, the Company has received working capital advances in the amount of $271,878. These advances are non-interest bearing and payable upon demand. The Company has imputed interest on these advances in the amount of $16,377 for the six months ended June 30, 2013. The imputed interest was recorded as an increase in additional paid-in capital.

During the six months ended June 30, 2013, non-interest bearing advances in the amount of $263,648 were refinanced into Convertible Notes Payable. See Note 3.

5.	SHAREHOLDERS’ EQUITY

On January 14, 2013, the Company issued 2,800,000 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $84,000.

On February 28, 2013, the Company issued 600,000 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $18,000.

On February 28, 2013, the Company issued 763,184 shares of common stock for the conversion of $7,632 of principal of the 10% Subordinated Convertible Notes Payable

On March 11, 2013, the Company issued 1,900,000 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $57,000.

On March 18, 2013, the Company issued 1,210,088 shares of common stock upon conversion of a portion of the $517,673 Convertible Note Payable in the amount of $36,303.

On April 30, 2013, the Company issued 4,000,000 shares of common stock upon conversion of a portion of the $251,468 Convertible Note Payable in the amount of $80,000.

On June 14, 2013, the Company issued 2,000,000 shares of common stock upon conversion of a portion of the $251,468 Convertible Note Payable in the amount of $40,000.

The Company has imputed interest on advances in the amount of $16,377 for the six months ended June 30, 2013. The imputed interest was recorded as an increase in additional paid-in capital.

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

Interest rate risk – Interest rate risk arises from the possibility that changes in interest rates will affect the value of a financial instrument.

Currently, the Company’s approach to the interest risk limitation is borrowing at fixed rates and for short periods.

8.	SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the holders of the $251,468 Convertible Note Payable elected to convert principal as follows:

Date	Principal Converted	Common stock issued upon conversion
July 8, 2013	73,000	3,650,000
July 12, 2013	36,500	1,825,000
July 22, 2013	36,500	1,825,000
Total	$146,000	7,300,000

As a result of these conversions, unamortized discount in the total amount of $116,648 was immediately amortized to interest expense. The converted amount of principal and accrued unpaid interest in the total amount of $146,000 was recognized as an increase in stockholders’ equity as a result of these conversions. There was no gain or loss on these conversions, because they were effected in accordance with the terms of the convertible note agreement.

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

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of June 30, 2013, the Company has one employee.

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

On July 24, 2012, we entered into letter of intent CCI Capital SPA with offices in Santiago, Chile to explore acquisition opportunities in Latin America with a focus on urban mining and waste to energy projects.  On September 5, 2012 this was expanded into a one year consulting agreement to explore acquisition opportunities in Latin America and Canada where CCI Capital SPA has active offices in Chile and Canada. GTSO pays CCI Capital $2,000 per month as a retainer for nominal consulting, negotiation and market research studies in the pursuit of an acquisition focused on urban mining and waste to energy projects.

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

On March 4, 2013 we entered into a letter of intent with Sociedad de Reciclaje de Materiales Metalicos, Electrico, Electronicos y Plasticas Limitada (“Chilerecicla”) to explore opportunities with Latin America electronic waste recyclers for the purpose of recovering precious metals, minerals and waste to energy possibilities.  Chilerecicla is based near Santiago Chile with significant operations across the country and surrounding regions.

On June 6, 2013 GTSO and Chilerecicla signed a joint venture agreement to evaluate, explore and determine the feasibility of a waste management collection, processing and sales operation wherein GTSO will contribute funding and the initial development of a project to acquire electronics and plastic waste for the purpose of selling metals and plastics reuse while Chilerecicla manages the Latin America operations.

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

Results of Operations and Going Concern

We incurred a net loss of $421,156 for the six months ended June 30, 2013, and had a working capital deficit of $244,066 as of June 30, 2013. We do not anticipate having positive net income in the immediate future. Net cash used in operations for the six months ended June 30, 2013 was $195,511. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the Six Months ended June 30, 2013 compared to the Six Months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses increased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 from $142,568 to $168,785 due to increases in professional and consulting fees.

Loss from Operations

The increase in our operating loss for the six months ended June 30, 2013 as compared to the comparable period of 2012 from $142,568 to $168,785 is due to the increase in general and administrative expenses described above.

Other Expense

Interest expense decreased during the six months ended June 30, 2013 compared to the same period of 2012 from $926,058 to $252,371. The decrease was primarily the result of amortization of discounts on convertible notes payable. Interest expense included amortization of discounts on convertible notes payable in the amounts of $218,822 and $891,125 for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2012, there was a single conversion of a convertible note payable which accounted for approximately 69% of the amortization expense for the period. This resulted in significantly larger amortization expense for 2012 as compared to 2013.

Net Loss

We recognized a net loss of $421,156 for the six months ended June 30, 2013 as compared to a net loss of $1,068,626 for the same period of 2012. Changes in net loss are primarily attributable to the decrease in interest expense partially offset by the increase in general and administrative expenses as described above.

Results of Operations for the Three Months ended June 30, 2013 compared to the Three Months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses increased in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 from $65,337 to $92,268 due to increased professional and consulting fees.

Loss from Operations

The increase in our operating loss for the three months ended June 30, 2013 as compared to the comparable period of 2012 from $65,337 to $92,268 is due to the increase in general and administrative expenses described above.

Other Expense

Interest expense increased during the three months ended June 30, 2013 compared to the same period of 2012 from $27,182 to $132,209. The increase is primarily related to increased amortization of discounts on convertible notes payable.

Net Loss

We recognized a net loss of $225,329 for the three months ended June 30, 2013 as compared to a net loss of $94,519 for the same period of 2012. Changes in net loss are primarily attributable to the increase in interest expense partially offset by the decrease in general and administrative expenses as described above.

Liquidity and Capital Resources

Net cash used by operating activities was $195,511 and $156,640 for the six months ended June 30, 2013 and 2012, respectively. The decrease is mainly attributable to the decreased net loss as a result of lower general and administrative expenses as well as a decrease in amortization of discount on convertible note payables.

Cash provided by financing activities was $271,878 and $159,708 for the six months ended June 30, 2013 and 2012, respectively. The decrease is mainly attributable to decreased advances received which were required to fund the Company’s operations.

We had negative working capital of $244,066 as of June 30, 2013 compared to $338,929 as of December 31, 2012. Our cash position increased to $77,239 at June 30, 2013 compared to $872 at December 31, 2012.

Our monthly cash requirement amount is approximately $25,000, and as of June 30, 2013, cash on hand would fund operations for approximately three months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of June 30, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

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

Green Technology Solutions, Inc.

/s/ Paul Watson
Date: August 14, 2013	Paul Watson
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)