Form 10-Q
period 2013-09-30
Green Technology Solutions, Inc.
filed 2013-11-19
CIK 874792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the Registrant had 58,600,966shares of common stock issued and outstanding.

GREEN TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)	3

	Consolidated Balance Sheets – September 30, 2013 and December 31, 2012 (unaudited)	3

	Consolidated Statements of Operations – for the nine months and three months ended September 30, 2013 and 2012 and for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2013 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Deficit – for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows - for the nine months ended September 30, 2013 and 2012 and for the period from June 12, 2010 (date of re-entry to development stage) through September 30, 2013 (unaudited)	6

	Notes to the Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	[Removed and Reserved]	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,324	$872
Total current assets	41,324	872

TOTAL ASSETS	$41,324	$872

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$93,506	$76,153
Advances payable	-	263,648
Total current liabilities	93,506	339,801

Convertible notes payable, net of discount of $531,273 and $326,580, respectively	90,452	163,653

TOTAL LIABILITIES	183,958	503,454

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value, 75,000,000 authorized, 54,775,966 and 34,202,694 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	54,776	34,203
Additional paid-in capital	10,916,699	9,868,728
Common stock payable	5,000	5,000
Accumulated deficit	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(4,005,356)	(3,296,760)
Total stockholders' deficit	(142,634)	(502,582)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,324	$872

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended		For the period from June 12, 2010 (date of re-entry of development stage) through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

OPERATING EXPENSES
General and administrative expenses	$239,211	$208,336	$70,426	$65,768	$1,911,688

LOSS FROM OPERATIONS	(239,211)	(208,336)	(70,426)	(65,768)	(1,911,688)

OTHER EXPENSES
Interest expenses, net	(419,385)	(962,569)	(167,014)	(38,511)	(1,763,668)
Impairment of investments	(50,000)	(6,000)	(50,000)	(4,000)	(330,000)
Total other income (expense)	(469,385)	(968,569)	(217,014)	(42,511)	(2,093,668)

NET LOSS	$(708,596)	$(1,176,905)	$(287,440)	$(108,279)	$(4,005,356)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.02)	$(0.04)	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,369,509	30,084,063	53,713,054	31,202,694

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

						Deficit
						accumulated
			Additional	Common		during the
	Common Stock		Paid-In	Stock	Accumulated	development	Equity
	Shares	Amount	Capital	Payable	Deficit	stage	Total
BALANCE, JUNE 12, 2010	395	$-	$6,650,413	$-	$(7,113,753)	$-	$(463,340)

Correction in number of shares outstanding	1	-	-	-	-	-	-
Issuance of shares for conversion of note payable	50	-	30,000	-	-	-	30,000
Issuance of shares for conversion of note payable	66,667	67	199,933	-	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	-	25,808
Net loss	-	-	-	-	-	(685,610)	(685,610)

BALANCE, DECEMBER 31, 2010	67,113	$67	$6,906,154	$-	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	70,000	70	209,930	-	-	-	210,000
Issuance of shares for consulting services	5,000	5	209,995	-	-	-	210,000
Share rounding on reverse split	3	-	-	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	1,179,356	-	-	-	1,179,356
Imputed interest expense	-	-	84,126	-	-	-	84,126
Net loss	-	-	-	-	-	(1,193,838)	(1,193,838)

BALANCE, DECEMBER 31, 2011	142,116	$142	$8,589,561	$-	$(7,113,753)	$(1,879,448)	$(403,498)

Issuance of shares for conversion of notes payable	34,056,100	34,057	987,626	-	-	-	1,021,683
Share rounding on reverse split	4,478	4	(4)	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	251,468	-	-	-	251,468
Imputed interest expense	-	-	40,077	-	-	-	40,077
Common stock payable on investment	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	(1,417,312)	(1,417,312)

BALANCE, DECEMBER 31, 2012	34,202,694	$34,203	$9,868,728	$5,000	$(7,113,753)	$(3,296,760)	$(502,582)

Issuance of shares for conversion of notes payable	20,573,272	20,573	448,362	-	-	-	468,935
Discount on convertible notes payable			575,958				575,958
Imputed interest expense	-	-	23,651	-	-	-	23,651
Net loss	-	-	-	-	-	(708,596)	(708,596)

BALANCE, SEPTEMBER 30, 2013	54,775,966	$54,776	$10,916,699	$5,000	$(7,113,753)	$(4,005,356)	$(142,634)

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

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		For the period from June 12, 2010 (date of re-entry to development stage) through September 30,
	2013	2012	2013

CASH USED IN OPERATING ACTIVITIES:
Net loss	$(708,596)	$(1,176,905)	$(4,005,356)
Adjustments to reconcile net loss to net cash in operating activities:
Impairment of investment in joint venture	50,000	6,000	330,000
Stock issued for consulting services	-	-	210,000
Imputed interest expense	23,651	27,819	173,662
Amortization of discount on convertible notes payable	371,265	912,003	1,475,509
Changes in operating assets and liabilities:
Prepaid expenses	-		-
Accounts payable and accrued liabilities	17,353	781	45,883
Accrued interest payable	24,469	22,747	124,844
NET CASH USED IN OPERATING ACTIVITIES	(221,858)	(207,555)	(1,645,458)

CASH USED IN INVESTING ACTIVITIES
Cash used in investment in joint venture	(50,000)	(6,000)	(320,000)
NET CASH USED IN INVESTING ACTIVITIES	(50,000)	(6,000)	(320,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	312,310	217,853	2,006,782
NET CASH PROVIDED BY FINANCING ACTIVITIES	312,310	217,853	2,006,782

NET INCREASE IN CASH	40,452	4,298	41,324
CASH, at the beginning of the period	872	979	-

CASH, at the end of the period	$41,324	$5,277	$41,324

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Issuance of stock for consulting services	$-	$-	$210,000
Refinancing of demand notes to convertible notes payable	$575,958	$-	$2,427,499
Issuance of stock for conversion of convertible notes payable	$415,351	$931,683	$1,877,034

The accompanying notes are an integral part of the consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our annual financial statements for the period ended December 31, 2012 included in Form 10-K. Operating results for the period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013.

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

Going concern - The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $708,596 during the nine months ended September 30, 2013, while the Company’s current liabilities exceeded its current assets by $52,182.

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

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of September 30, 2013 and December 31, 2012 consisted mainly of U.S. dollar-denominated current accounts held at major banks.

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

3.	CHILERECICLA JOINT VENTURE

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

On June 6, 2013 GTSO and Chilerecicla signed a joint venture agreement to evaluate, explore and determine the feasibility of a waste management collection, processing and sales operation wherein GTSO will contribute funding and the initial development of a project to acquire electronics and plastic waste for the purpose of selling metals and plastics reuse while Chilerecicla manages the Latin America operations. Under the terms of the agreement, GTSO commits to fund a minimum of $2,500 of the cash flow requirements of the start-up phase of the operations. Chilerecicla agrees to reserve 30% of the gross proceeds of the business for repayment of the initial contribution. At the end of the start-up phase, Chilerecicla will provide GTSO with a detailed timeline, budget and operational plan for further development. Both parties will have 60 days to agree on an appropriate funding strategy for the next phase. GTSO will have no obligation to continue funding the business.

On September 1, 2013, GTSO and Chilerecicla signed a second joint venture agreement (the “Chilerecicla JV”) to execute an initial spot and single operation as a way to test in practice the planning they have designed so far. Under the terms of this second agreement, GTSO will contribute $50,000 which is payable in two installments within 30 days. These funds will be used to purchase electronic and plastic waste in Chile and to export and sell minerals, metals and plastics for reuse. Chilerecicla will manage the process of purchasing and selling the e-waste materials. Under the terms of the agreement, GTSO will receive a minimum of 50% of the net profits of the Chilerecicla JV.

The Chilerecicla JV represents an investment in an unproven start-up operation and an emerging market. Therefore, the likelihood of the Chilerecicla JV to be able to realize profitable operations and positive cash flow is unknown at this time. As a result, GTSO has expensed all investments in this joint venture, although the Company still believes that it represents a positive business opportunity.

4.	CONVERTIBLE NOTES PAYABLE

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

 On September 30, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $312,310 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on September 30, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion features and account for them as a separate derivative liabilities. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized beneficial conversion features in the amounts of $96,463, $167,185 and $312,310 on April 1, 2013, June 30, 2013 and September 30, 2013, respectively. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discounts to the Convertible Notes Payable will be amortized to interest expense over the life of the respective notes.

The holders of the $517,673 Convertible Note Payable elected to convert principal and interest as follows:

Date	Principal Converted	Common stock issued upon conversion
January 14, 2013	$84,000	2,800,000
February 28, 2013	18,000	600,000
March 11, 2013	57,000	1,900,000
March 18, 2013	36,303	1,210,088

Total	$195,303	6,510,088

As a result of these conversions, unamortized discount in the total amount of $71,878 was immediately amortized to interest expense. The converted amount of principal and accrued unpaid interest in the total amount of $195,303 was recognized as an increase in stockholders’ equity as a result of these conversions. There was no gain or loss on these conversions, because they were effected in accordance with the terms of the convertible note agreement.

On February 28, 2013, the holder of the 10% Subordinated Convertible Note Payable dated May 23, 2010 elected to convert principal in the amount of $7,632 into 763,184 shares of common stock. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

The holders of the $251,468 Convertible Note Payable elected to convert principal as follows:

Date	Principal Converted	Common stock issued upon conversion
April 30, 2013	80,000	4,000,000
June 14, 2013	40,000	2,000,000
July 12, 2013	36,500	1,825,000
July 15, 2013	73,000	3,650,000
July 22, 2013	36,500	1,825,000

Total	$266,000	13,300,000

As a result of these conversions, unamortized discount in the total amount of $208,102 was immediately amortized to interest expense. The converted amount of principal and accrued unpaid interest in the total amount of $266,000 was recognized as an increase in stockholders’ equity as a result of these conversions. There was no gain or loss on these conversions, because they were effected in accordance with the terms of the convertible note agreement.

5.	ADVANCES PAYABLE

During nine months ended September 30, 2013, the Company has received working capital advances in the amount of $312,310. These advances are non-interest bearing and payable upon demand. The Company has imputed interest on these advances in the amount of $23,651 for the nine months ended September 30, 2013. The imputed interest was recorded as an increase in additional paid-in capital.

During the nine months ended September 30, 2013, non-interest bearing advances in the amount of $575,958 were refinanced into Convertible Notes Payable. See Note 3.

6.	SHAREHOLDERS’ EQUITY

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

On June 13, 2013, the Company issued 2,000,000 shares of common stock upon conversion of a portion of the $251,468 Convertible Note Payable in the amount of $40,000.

On July 12, 2013, the Company issued 1,825,000 shares of common stock upon conversion of a portion of the $251,468 Convertible Note Payable in the amount of $36,500.

On July 15, 2013, the Company issued 3,650,000 shares of common stock upon conversion of a portion of the $251,468 Convertible Note Payable in the amount of $73,000.

On July 22, 2013, the Company issued 1,825,000 shares of common stock upon conversion of a portion of the $251,468 Convertible Note Payable in the amount of $36,500.

The Company has imputed interest on advances in the amount of $23,651 for the nine months ended September 30, 2013. The imputed interest was recorded as an increase in additional paid-in capital.

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

Subsequent to September 30, 2013, the holders of the $96,463 Convertible Note Payable dated April 1, 2013 elected to convert principal and interest as follows:

Date	Principal and Interest Converted	Common stock issued upon conversion
October 1, 2013	36,500	1,825,000
November 6, 2013	20,000	2,000,000

Total	$56,500	3,825,000

As a result of these conversions, unamortized discount in the total amount of $37,143 was immediately amortized to interest expense. The converted amount of principal and accrued unpaid interest in the total amount of $56,500 was recognized as an increase in stockholders’ equity as a result of these conversions. There was no gain or loss on these conversions, because they were effected in accordance with the terms of the convertible note agreement.

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

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. We have located our new offices in the Silicon Valley city of Palo Alto, California, which management believes may increase access to cutting edge technologies. As of September 30, 2013, the Company has one employee.

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

On June 6, 2013 GTSO and Chilerecicla signed a joint venture agreement to evaluate, explore and determine the feasibility of a waste management collection, processing and sales operation wherein GTSO will contribute funding and the initial development of a project to acquire electronics and plastic waste for the purpose of selling metals and plastics reuse while Chilerecicla manages the Latin America operations. Under the terms of the agreement, GTSO commits to fund a minimum of $2,500 of the cash flow requirements of the start-up phase of the operations. Chilerecicla agrees to reserve 30% of the gross proceeds of the business for repayment of the initial contribution. At the end of the start-up phase, Chilerecicla will provide GTSO with a detailed timeline, budget and operational plan for further development. Both parties will have 60 days to agree on an appropriate funding strategy for the next phase. GTSO will have no obligation to continue funding the business.

On September 1, 2013, GTSO and Chilerecicla signed a second joint venture agreement (th “Chilerecicla JV”) to execute an initial spot and single operation as a way to test in practice the planning they have designed so far. Under the terms of this second agreement, GTSO will contribute $50,000 which is payable in two installments within 30 days. These funds will be used to purchase electronic and plastic waste in Chile and to export and sell minerals, metals and plastics for reuse. Chilerecicla will manage the process of purchasing and selling the e-waste materials. Under the terms of the agreement, GTSO will receive a minimum of 50% of the net profits of the Chilerecicla JV.

The Chilerecicla JV represents an investment in an unproven start-up operation and an emerging market. Therefore, the likelihood of the Chilerecicla JV to be able to realize profitable operations and positive cash flow is unknown at this time. As a result, GTSO has expensed all investments in this joint venture, although the Company still believes that it represents a positive business opportunity.

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

Results of Operations and Going Concern

We incurred a net loss of $708,596 for the nine months ended September 30, 2013, and had a working capital deficit of $52,182 as of September 30, 2013. We do not anticipate having positive net income in the immediate future. Net cash used in operations for the nine months ended September 30, 2013 was $221,858. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the Nine Months ended September 30, 2013 compared to the Nine Months ended September 30, 2012.

General and Administrative Expenses

General and administrative expenses increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 from $208,336 to $239,211 due to increases in professional and consulting fees.

Loss from Operations

The increase in our operating loss for the nine months ended September 30, 2013 as compared to the comparable period of 2012 from $208,336 to $239,211 is due to the increase in general and administrative expenses described above.

Other Expense

Interest expense decreased during the nine months ended September 30, 2013 compared to the same period of 2012 from $962,569 to $419,385. The decrease was primarily the result of amortization of discounts on convertible notes payable. Interest expense included amortization of discounts on convertible notes payable in the amounts of $371,265 and $912,003 for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2012, there was a single conversion of a convertible note payable which accounted for approximately 69% of the amortization expense for the period. This resulted in significantly larger amortization expense for 2012 as compared to 2013.

Net Loss

We recognized a net loss of $708,596 for the nine months ended September 30, 2013 as compared to a net loss of $1,176,905 for the same period of 2012. Changes in net loss are primarily attributable to the decrease in interest expense partially offset by the increase in general and administrative expenses as described above.

Results of Operations for the Three Months ended September 30, 2013 compared to the Three Months ended September 30, 2012.

General and Administrative Expenses

General and administrative expenses increased in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 from $65,768 to $70,426 due to increased professional and consulting fees.

Loss from Operations

The increase in our operating loss for the three months ended September 30, 2013 as compared to the comparable period of 2012 from $65,768 to $70,426 is due to the increase in general and administrative expenses described above.

Other Expense

Interest expense increased during the three months ended September 30, 2013 compared to the same period of 2012 from $38,511 to $167,014. The increase is primarily related to increased amortization of discounts on convertible notes payable.

Net Loss

We recognized a net loss of $287,440 for the three months ended September 30, 2013 as compared to a net loss of $108,279 for the same period of 2012. Changes in net loss are primarily attributable to the increase in interest expense partially offset by the decrease in general and administrative expenses as described above.

Liquidity and Capital Resources

Net cash used by operating activities was $221,858 and $207,555 for the nine months ended September 30, 2013 and 2012, respectively. The decrease is mainly attributable to the decreased net loss as a result of lower general and administrative expenses as well as a decrease in amortization of discount on convertible note payables.

Cash provided by financing activities was $312,310 and $217,853 for the nine months ended September 30, 2013 and 2012, respectively. The decrease is mainly attributable to decreased advances received which were required to fund the Company’s operations.

We had negative working capital of $52,182 as of September 30, 2013 compared to $338,929 as of December 31, 2012. Our cash position increased to $41,324 at September 30, 2013 compared to $872 at December 31, 2012.

Our monthly cash requirement amount is approximately $25,000, and as of September 30, 2013, cash on hand would fund operations for less than three months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of September 30, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of September 30, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

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

Green Technology Solutions, Inc.

/s/ Paul Watson
Date: November 19, 2013	Paul Watson
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)