Form 10-K
period 2013-12-31
Green Technology Solutions, Inc.
filed 2014-03-31
CIK 874792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on June 30, 2013 was $678,710.

There were 62,425,966 shares of the registrant’s common stock issued and outstanding as of March 27, 2014.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” “GTSO” and “our” in this Annual Report on Form 10-K refer to Green Technology Solutions, Inc.

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

On September 20, 2012, GTSO formed two subsidiaries for its urban mining and traditional mining operations. The new subsidiaries are GTSO Urban Mining LLC and GTSO Resources LLC.

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

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. As of March 27, 2014, the Company has one employee.

Current Plan of Operations

We are currently identifying possible early stage companies and technology across a range of green technologies and environmentally friendly practices for the purpose of acquiring rights to them, entering into joint venture partnerships and developing them into marketable products.

On June 8, 2012, we signed a joint venture agreement with Diamond V Associates, Inc. to fund the research, planning and development of tungsten and other rare earths and precious metals in North America and Africa. According to the agreement, all profits, losses and other allocations to the joint venture shall be allocated at the conclusion of each fiscal year on a 50:50 basis between GTSO and Diamond V Associates. We will contribute $2,000 per month to the joint venture for working capital for the joint venture’s operations. GTSO reserves the right to reduce or increase this contribution based on performance by Diamond V Associates. If we determine that additional funding is required after projects are identified, we will negotiate the amount of any contribution that we would make with Diamond V Associates. GTSO paid $10,000 during the year as working capital. As of December 31, 2012, we determined that it was necessary to write off the intangible asset related to this joint venture agreement due to the fact the joint venture will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture.

On July 24, 2012, we entered into letter of intent (“LOI”) with CCI Capital SPA with offices in Santiago, Chile to explore acquisition opportunities in Latin America with a focus on urban mining and waste to energy projects.  On September 5, 2012, this LOI was expanded into a one year consulting agreement to explore acquisition opportunities in Latin America and Canada. GTSO pays CCI Capital $2,000 per month as a retainer for nominal consulting, negotiation and market research studies in the pursuit of an acquisition focused on urban mining and waste to energy projects.

On October 30 2012, we entered into a purchase agreement with Global Cell Buyers, LLC regarding the acquisition of existing recycling and urban mining methods, brand name, and current operating plans. Global Cell Buyers was acquired by GTSO for the purchase price of $10,000 payable in cash and common stock. The purpose of this acquisition is to expand recycling and urban mining operations from cell phones to other electronic waste for the purpose of mineral and other reusable metal and plastic recovery. GTSO also plans to expand the brand name of Global Cell Buyers leveraging its parent operations Green Technology Solutions, Inc. On November 14, 2012, GTSO rebranded Global Cell Buyers under the name “Global Urban Mining” to build and expand its e-recycling platform within the United States and eventual global expansion plans.

The purchase price was allocated entirely to intangible assets related to the Global Cell Buyers’ infrastructure plans related to mineral recovery from cell phone waste. Global Cell Buyers had no other tangible assets or liabilities. As of December 31, 2012, we determined that it was necessary to write off the intangible asset related to this acquisition due to the fact that Global Cell Buyers was in the early development stages and did not have adequate operating history to support retaining the intangible asset on the consolidated balance sheet.

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

On September 1, 2013, GTSO and Chilerecicla signed a second joint venture agreement (“Chilerecicla JV”) to execute an initial spot and single operation as a way to test in practice the planning they have designed so far. Under the terms of this second agreement, GTSO will contribute $50,000 which is payable in two installments within 30 days. These funds will be used to purchase electronic and plastic waste in Chile and to export and sell minerals, metals and plastics for reuse. Chilerecicla will manage the process of purchasing and selling the e-waste materials. Under the terms of the agreement, GTSO will receive a minimum of 50% of the net profits of the Chilerecicla JV. The Chilerecicla JV operates under the name Chilerecicla E-Waste Limitada.

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

GTSO will continue traditional mining operations through joint ventures such as Diamond V Associates, but the current acquisition and joint venture focus for 2014 will be building sustainable recovery methods of precious, rare and other metals and minerals through utilizing existing electronic waste with joint venture partnerships such as Chilerecicla. The first two quarters of 2014 will be focused on further developing our joint venture partnership model and optimizing business plans for US operations through the past purchase of Global Cell Buyers and branding strategy under the name “Green Urban Mining”. In addition, GTSO has identified several target companies in emerging market such as Latin America to leverage current collection and distribution of e-waste for the use of valuable metals they contain.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$10.36	$2.00
Second Quarter	$6.00	$1.02
Third Quarter	$2.37	$0.17
Fourth Quarter	$0.38	$0.06

Fiscal Year Ended December 31, 2013
First Quarter	$0.09	$0.03
Second Quarter	$0.09	$0.02
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.04	$0.01

The above prices have been adjusted to reflect the one-for-300 reverse stock split effected on January 21, 2012.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on March 27, 2014, as quoted by the OTC, was $0.0184.  There were 62,425,966 shares of common stock issued and outstanding as of March 27, 2014. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Record Holders

As of March 27, 2014, there were approximately 1,271 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
Equity compensation plans approved by security holders	—	—

Equity compensation plants not approved by security holders	—	—

Total	—	—	—

Changes in Securities

On October 13, 2011, the Company’s majority shareholders approved a one-for-300 reverse stock split and an increase in the authorized capital to 100 million post-split shares. These changes became effective upon approval by FINRA on January 10, 2012. All share and per share numbers in this Annual Report on Form 10-K have been restated to reflect the reverse split.

Recent Sales of Unregistered Securities

On April 1, 2013, we issued a Convertible Promissory Note in the amount of $96.463 to a private investor. This Note bears interest at 10% per annum and is convertible into shares of the company’s common stock at the rate of $0.01 per share.

On June 30, 2013, we issued a Convertible Promissory Note in the amount of $167,185 to a private investor. This Note bears interest at 10% per annum and is convertible into shares of the company’s common stock at the rate of $0.01 per share.

On September 30, 2013, we issued a Convertible Promissory Note in the amount of $312,310 to a private investor. This Note bears interest at 10% per annum and is convertible into shares of the company’s common stock at the rate of $0.01 per share.

On October 1, 2013, we issued 3,650,000 shares of common stock in a partial conversion and satisfaction of $36,500 of debt in accordance with the terms of the debt.

On November 6, 2013, we issued 2,000,000 shares of common stock in a partial conversion and satisfaction of $20,000 of debt in accordance with the terms of the debt.

On November 20, 2013, we issued 2,000,000 shares of common stock in a partial conversion and satisfaction of $20,000 of debt in accordance with the terms of the debt.

The issuance of each Convertible Promissory note was exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act due to the limited number of purchasers and their status as accredited investors.

The issuance of common stock upon conversion of the Convertible Notes Payable was exempt from the registration requirements of the Securities Act under Section 4(a)(1) of the Securities Act and Rule 144 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations and Going Concern

We incurred a net loss of $909,691 for the year ended December 31, 2013, and had a working capital deficit of $150,052 as of December 31, 2013. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended December 31, 2013 was $290,234.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012

General and Administrative Expenses

General and administrative expenses increased in the year ended December 31, 2013 as compared to the year ended December 31, 2012 from $295,423 to $337,081. The increase in general and administrative expense was primarily related to increased professional fees.

Loss from Operations

The increase in our operating loss for the year ended December 31, 2013 as compared to the comparable period of 2012 from $295,423 to $337,081 is due to the increase in general and administrative expenses described above.

Other Income (Expense)

Interest expense decreased during the year ended December 31, 2013 compared to the same period of 2012 from $1,101,889 to $522,610, primarily related to the decrease in amortization of discounts on notes payable from $1,031,468 in 2012 to $460,419 in 2013.

Net Income (Loss)

We recognized a net loss of $909,691 for the year ended December 31, 2013 as compared to a net loss of $1,417,312 for the same period of 2012. Changes in net income (loss) are primarily attributable to changes in operating income and interest expense, each of which is described above.

Liquidity and Capital Resources

Net cash used by operating activities was $290,234 and $253,755 for the years ended December 31, 2013 and 2012, respectively. The increase is mainly attributable to having more available cash to spend on operations.

Cash used by investing activities was $50,000 and $10,000 for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we made additional investments in a joint venture.

Cash provided by financing activities was $343,560 and $263,648 for the years ended December 31, 2013 and 2012, respectively. The increase is mainly attributable to an increase in proceeds from advances received which were required to fund the Company’s operations.

We had negative working capital of $150,052 as of December 31, 2013 compared to $338,929 as of December 31, 2012. Our cash position increased to $4,198 at December 31, 2013 compared to $872 at December 31, 2012.

Our monthly cash requirement amount is approximately $25,000, and as of December 31, 2013, cash on hand would fund operations for less than one month.

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

As shown in the financial statements, the Company incurred a net loss of $909,691 for the year ended December 31, 2013, while the Company’s current liabilities exceeded its current assets by $150,052 as of December 31, 2013.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2013 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Green Technology Solutions, Inc.
 (a development stage company)

We have audited the accompanying consolidated balance sheets of Green Technology Solutions, Inc (the “Company”) (a development stage company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period the Company re-entered the development stage (June 12, 2010) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Technology Solutions, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 31, 2014

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,198	$872
Total current assets	4,198	872

TOTAL ASSETS	$4,198	$872

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$123,000	$76,153
Advances payable	31,250	263,648
Total current liabilities	154,250	339,801

Convertible notes payable, net of discount of $442,118 and $326,580, respectively	116,781	163,653

TOTAL LIABILITIES	271,031	503,454

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value, 100,000,000 authorized, 62,425,966 and 34,202,694 issued and outstanding as of December 31, 2013 and 2012, respectively	62,426	34,203
Additional Paid-in Capital	10,985,945	9,868,728
Common stock payable	5,000	5,000
Accumulated deficit	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(4,206,451)	(3,296,760)
Total stockholders' deficit	(266,833)	(502,582)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,198	$872

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		For the period from June 12, 2010 (date re-entered development stage) through December 31,
	2013	2012	2013

OPERATING EXPENSES
General and administrative expenses	$337,081	$295,423	$2,009,558

LOSS FROM OPERATIONS	(337,081)	(295,423)	(2,009,558)

OTHER INCOME (EXPENSE)
Interest expense, net	(522,610)	(1,101,889)	(1,866,893)
Impairment of joint venture	(50,000)	(20,000)	(330,000)
Total other income (expense)	(572,610)	(1,121,889)	(2,196,893)

NET INCOME (LOSS)	$(909,691)	$(1,417,312)	$(4,206,451)

NET INCOME (LOSS) PER COMMON SHARE – Basic and fully diluted	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,016,951	31,000,752

The accompanying notes are an integral part of these financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
 (a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
						accumulated
			Additional	Common		during the
	Common Stock		Paid-In	Stock	Accumulated	development	Equity
	Shares	Amount	Capital	Payable	Deficit	stage	Total
BALANCE, JUNE 12, 2010	395	$-	$6,650,413	$-	$(7,113,753)	$-	$(463,340)

Correction in number of shares outstanding	1	-	-	-	-	-	-
Issuance of shares for conversion of note payable	50	-	30,000	-	-	-	30,000
Issuance of shares for conversion of note payable	66,667	67	199,933	-	-	-	200,000
Imputed interest expense	-	-	25,808	-	-	-	25,808
Net loss	-	-	-	-	-	(685,610)	(685,610)

BALANCE, DECEMBER 31, 2010	67,113	$67	$6,906,154	$-	$(7,113,753)	$(685,610)	$(893,142)

Issuance of shares for conversion of note payable	70,000	70	209,930	-	-	-	210,000
Issuance of shares for consulting services	5,000	5	209,995	-	-	-	210,000
Share rounding on reverse split	3	-	-	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	1,179,356	-	-	-	1,179,356
Imputed interest expense	-	-	84,126	-	-	-	84,126
Net loss	-	-	-	-	-	(1,193,838)	(1,193,838)

BALANCE, DECEMBER 31, 2011	142,116	$142	$8,589,561	$-	$(7,113,753)	$(1,879,448)	$(403,498)

Issuance of shares for conversion of notes payable	34,056,100	34,057	987,626	-	-	-	1,021,683
Share rounding on reverse split	4,478	4	(4)	-	-	-	-
Beneficial conversion feature on convertible note payable	-	-	251,468	-	-	-	251,468
Imputed interest expense	-	-	40,077	-	-	-	40,077
Common stock payable on investment	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	(1,417,312)	(1,417,312)

BALANCE, DECEMBER 31, 2012	34,202,694	$34,203	$9,868,728	$5,000	$(7,113,753)	$(3,296,760)	$(502,582)

Issuance of shares for conversion of notes payable	28,223,272	28,223	517,212	-	-	-	545,435
Discount on convertible notes payable			575,958				575,958
Imputed interest expense	-	-	24,047	-	-	-	24,047
Net loss	-	-	-	-	-	(909,691)	(909,691)

BALANCE, DECEMBER 31, 2013	62,425,966	$62,426	$10,985,945	$5,000	$(7,113,753)	$(4,206,451)	$(266,833)

On January 21, 2012, the Company effected a one-for-300 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
 (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended		For the period from June 12, 2010 (data re-entered development stage) through
	December 31,		December 31,
	2013	2012	2013

CASH USED IN OPERATING ACTIVITIES:
Net loss	$(909,691)	$(1,417,312)	$(4,206,451)
Adjustments to reconcile net loss to net cash in operating activities:
Stock issued for services	-	-	210,000
Impairment of investment in joint venture	50,000	20,000	330,000
Imputed interest expense	24,047	40,077	174,058
Amortization of discount on convertible note payable	460,420	1,031,468	1,564,664
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	46,847	41,668	75,377
Accrued interest payable	38,143	30,344	138,518
NET CASH USED IN OPERATING ACTIVITIES	(290,234)	(253,755)	(1,713,834)

CASH USED IN INVESTING ACTIVITIES:
Investment in joint venture	(50,000)	(10,000)	(320,000)
NET CASH USED IN FINANCING ACTIVITIES	(50,000)	(10,000)	(320,000)

CASH USED IN FINANCING ACTIVITIES:
Proceeds from advances	343,560	263,648	2,038,032
NET CASH PROVIDED BY FINANCING ACTIVITIES	343,560	263,648	2,038,032

INCREASE (DECREASE) IN CASH	3,326	(107)	4,198
CASH, at the beginning of the period	872	979	-

CASH, at the end of the period	$4,198	$872	$4,198

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Noncash investing and financing transactions:
Issuance of stock for consulting services	$-	$-	$210,000
Refinancing of demand notes to convertible notes payable	$575,957	$261,468	$2,427,498
Issuance of stock for conversion of convertible notes payable	$486,202	$1,021,683	$1,947,885

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

On September 20, 2012 GTSO formed two subsidiaries for GTSO’s urban mining and traditional mining operations. The new subsidiaries are GTSO Urban Mining LLC and GTSO Resources LLC.

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

In addition to the foregoing, we plan to focus our resources on successfully identifying new green technologies that have greatest potential to produce near term profits. Due to our limited management and employees, we expect to continue to form strategic joint venture relationships with early stage development technology companies whose goals and objectives are similar to ours. Moreover, we anticipate continued use of and reliance upon industry consultants who have the knowledge and expertise in the areas of our existing and future business ventures. As of March 27, 2014, the Company has one employee.

In accordance with ASC 915, the Company is considered to have re-entered into the development stage on June 12, 2010 as it discontinued its previous operations and did not have revenues for the period from June 12, 2010 through December 31, 2013.

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

2.  PRESENTATION OF FINANCIAL STATEMENTS

Basis of Presentation — The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Going Concern — The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $909,691 for the year ended December 31, 2013, while the Company’s current liabilities exceeded its current assets by $150,052as of December 31, 2013.

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

Use of Estimates and Assumptions — The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – Cash includes petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with an original maturity of three months or less that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value. Cash and cash equivalents as of December 31, 2013 and 2012 consisted mainly of USD denominated current accounts held at major banks.

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

The following table presents assets that were measured and recognized at fair value as of December 31, 2013 and 2012 and the years then ended on a recurring and nonrecurring basis:

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

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

4. CHILERECICLA JOINT VENTURE

On March 4, 2013, we entered into a letter of intent with Sociedad de Reciclaje de Materiales Metalicos, Electrico, Electronicos y Plasticas Limitada (“Chilerecicla”) to explore opportunities with Latin America electronic waste recyclers for the purpose of recovering precious metals, minerals and waste to energy possibilities.  Chilerecicla is based near Santiago Chile with operations across the country and surrounding regions.

On June 6, 2013, GTSO and Chilerecicla signed a joint venture agreement to evaluate, explore and determine the feasibility of a waste management collection, processing and sales operation wherein GTSO will contribute funding and the initial development of a project to acquire electronics and plastic waste for the purpose of selling metals and plastics reuse while Chilerecicla manages the Latin America operations. Under the terms of the agreement, GTSO commits to fund a minimum of $2,500 of the cash flow requirements of the start-up phase of the operations. Chilerecicla agrees to reserve 30% of the gross proceeds of the business for repayment of the initial contribution. At the end of the start-up phase, Chilerecicla will provide GTSO with a detailed timeline, budget and operational plan for further development. Both parties will have 60 days to agree on an appropriate funding strategy for the next phase. GTSO will have no obligation to continue funding the business.

On September 1, 2013, GTSO and Chilerecicla signed a second joint venture agreement (the “Chilerecicla JV”) to execute an initial spot and single operation as a way to test in practice the planning they have designed so far. Under the terms of this second agreement, GTSO will contribute $50,000 was paid in two installments within the 30 days after the agreement was signed. These funds will be used to purchase electronic and plastic waste in Chile and to export and sell minerals, metals and plastics for reuse. Chilerecicla will manage the process of purchasing and selling the e-waste materials. During the year ended December 31, 2013, GTSO paid 100% of the expenses of the Chilerecicla JV in the amount of $50,000. Under the terms of the agreement, GTSO will receive a minimum of 50% of the net profits of the Chilerecicla JV. No net profits were earned during the year ended December 31, 2013. The Chilerecicla JV operates under the name Chilerecicla E-Waste Limitada.

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

5. CONVERTIBLE NOTE PAYABLE

During the year ended December 31, 2013, the Company signed Convertible Promissory Notes which refinanced non-interest bearing advances in the amount of $575,958 into convertible notes payable.  The Convertible Promissory Notes bear interest at 10% per annum and are payable along with interest.  The Convertible Promissory Notes are convertible into common stock at the option of the holder at a rate of $0.01 per share.

Date Issued	Maturity Date	Note Amount	Balance as of December 31, 2013
April 1, 2013	March 31, 2015	$96,463	$25,613

June 30, 2013	June 30, 2015	167,185	167,185

September 30, 2013	September 30, 2015	312,310	312,310

Total		$575,958	$505,108

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion features and account for them as a separate derivative liabilities. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized beneficial conversion features in the amounts of $96,463, $167,185, and $312,310 on April 1, 2013, June 30, 2013 and September 30, 2013, respectively. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discounts to the Convertible Notes Payable will be amortized to interest expense over the life of the note.

The holders of the $517,673 Convertible Note Payable signed on October 7, 2011 elected to convert principal and interest as follows:

Date	Principal and Interest Converted	Common Stock Issued upon Conversion
January 14, 2013	84,000	2,800,000
February 28, 2013	18,000	600,000
March 11, 2013	57,000	1,900,000
March 18, 2013	36,303	1,210,088
Total	$195,303	6,510,088

The unamortized discount related to this principal was $71,878. This amount was immediately amortized to interest expense. The converted principal amount and interest of $195,303 was recognized as an increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

The holders of the $251,468 Convertible Note Payable signed on October 31, 2012 elected to convert principal and interest as follows:

Date	Principal and Interest Converted	Common Stock Issued upon Conversion
April 30, 2013	$80,000	$4,000,000
June 14, 2013	40,000	2,000,000
July 8, 2013	36,500	1,825,000
July 12, 2013	36,500	1,825,000
July 15, 2013	36,500	1,825,000
July 22, 2013	36,500	1,825,000
Total	$266,000	$13,300,000

The unamortized discount related to this principal was $208,102. This amount was immediately amortized to interest expense. The converted principal amount of $266,000 was recognized as an increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

The holder of the $96,463 Convertible Note Payable issued on April 1, 2013 elected to convert principal and interest as follows:

Date	Principal and Interest Converted	Common Stock Issued upon Conversion
October 1, 2013	$36,500	$3,650,000
November 6, 2013	20,000	2,000,000
November 20, 2013	20,000	2,000,000
Total	$76,500	$7,650,000

The unamortized discount related to this principal was $50,395. This amount was immediately amortized to interest expense. The converted principal amount of $76,500 was recognized as an increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

On February 28, 2013, the holder of the 10% Subordinated Convertible Note Payable dated May 23, 2010 elected to convert principal in the amount of $7,632 into 763,184 shares of common stock. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

6. ADVANCES PAYABLE

During the year ended December 31, 2013, the Company received working capital advances in the amount of $343,560.  These advances are non-interest bearing and payable upon demand.  The Company has imputed interest on these advances in the amount of $24,047 for the year ended December 31, 2013.  The imputed interest was recorded as an increase in Additional paid-in capital.

During the twelve months ended December 31, 2013, non-interest bearing advances in the amount of $575,958 were refinanced into Convertible Notes Payable. See Note 4.

7. SHAREHOLDERS’ EQUITY (DEFICIT)

Dividends

No dividends were declared or paid by the Company during the years ended December 31, 2013 and 2012.

Stock Splits

On November 19, 2010, the Company effected a one-for-200 reverse stock split.

On January 21, 2012, the Company effected a one-for-300 reverse stock split.

All share and per share numbers have been restated to reflect the reverse splits.

Conversion of Convertible Debt into Equity

The holders of the $517,673 Convertible Note Payable signed on October 7, 2011 elected to convert principal and interest as follows:

Date	Principal and Interest Converted	Common Stock Issued upon Conversion
January 12, 2012	$270,000	9,000,000
October 15, 2012	90,000	3,000,000
January 14, 2013	84,000	2,800,000
February 28, 2013	18,000	600,000
March 11, 2013	57,000	1,900,000
March 18, 2013	36,303	1,210,088
Total	$555,303	18,510,088

The unamortized discount related to this principal was $324,578 and $71,878 in 2012 and 2013, respectively. This amount was immediately amortized to interest expense. The converted principal amount of $360,00 and $157,673 in 2012 and 2013, respectively, was recognized as an increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

The holders of the $251,468 Convertible Note Payable signed on October 31, 2012 elected to convert principal and interest as follows:

Date	Principal and Interest Converted	Common Stock Issued upon Conversion
April 30, 2013	$80,000	$4,000,000
June 14, 2013	40,000	2,000,000
July 8, 2013	36,500	1,825,000
July 12, 2013	36,500	1,825,000
July 15, 2013	36,500	1,825,000
July 22, 2013	36,500	1,825,000
Total	$266,000	$13,300,000

The unamortized discount related to this principal was $208,102. This amount was immediately amortized to interest expense. The converted principal amount of $266,000 was recognized as an increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

The holder of the $96,463 Convertible Note Payable issued on April 1, 2013 elected to convert principal and interest as follows:

Date	Principal and Interest Converted	Common Stock Issued upon Conversion
October 1, 2013	$36,500	$3,650,000
November 6, 2013	20,000	2,000,000
November 20, 2013	20,000	2,000,000
Total	$76,500	$7,650,000

The unamortized discount related to this principal was $50,395. This amount was immediately amortized to interest expense. The converted principal amount of $76,500 was recognized as an increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, because it was effected in accordance with the terms of the convertible note agreement.

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

Imputed Interest

The Company has imputed interest on advances in the amount of $24,047 for the year ended December 31, 2013.  The imputed interest was recorded as an increase in additional paid-in capital.

Other Changes to Shareholders’ Equity

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

8. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. The Company currently has net operating loss carryforwards aggregating approximately $9,935,961, which expire through 2032. The Company’s deferred income tax assets have been fully reserved as follows as of December 31, 2013 and 2012.

	2013	2012
Deferred tax asset	$3,378,227	$3,068,932
Valuation allowance for deferred tax assets	(3,378,227)	(3,068,932)
Net deferred tax asset	$–	$–

9. SUBSEQUENT EVENTS

On January 14, 2014, the holders of the $96,463 Convertible Note Payable dated April 1, 2013 elected to convert principal and interest in the amount of $20,000 into 2,000,000 shares of common stock. As a result of these conversions, unamortized discount in the amount of $10,450 was immediately amortized to interest expense.  The converted amount of principal and accrued unpaid interest in the total amount of $20,000 was recognized as an increase in stockholders’ equity as a result of these conversions.  There was no gain or loss on these conversions, because they were effected in accordance with the terms of the convertible note agreement.

On January 27, 2014, the holder of the $167,185 Convertible Note Payable dated June 30, 2013 elected to convert principal and interest in the amount of $20,000 into 2,000,000 shares of common stock. As a result of these conversions, unamortized discount in the amount of $7,348 was immediately amortized to interest expense. The converted amount of principal and accrued unpaid interest in the total amount of $20,000 was recognized as an increase in stockholders’ equity as a result of these conversions. There was no gain or loss on these conversions, because they were effected in accordance with the terms of the convertible note agreement.

On January 30, 2014, the holder of the $167,185 Convertible Note Payable dated June 30, 2013 elected to convert principal and interest in the amount of $20,000 into 2,000,000 shares of common stock. As a result of these conversions, unamortized discount in the amount of $14,044 was immediately amortized to interest expense. The converted amount of principal and accrued unpaid interest in the total amount of $20,000 was recognized as an increase in stockholders’ equity as a result of these conversions. There was no gain or loss on these conversions, because they were effected in accordance with the terms of the convertible note agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

1.
As of December 31, 2013, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company and certain information concerning them are set forth below as of December 31, 2013:

Name	Position	Age

Paul Watson	Chief Executive Officer and Director	38

Paul Watson. Mr. Watson, age 38, brings a wealth of experience in finance, corporate strategy and management to GTSO. From 2005 through 2009, Mr. Watson served as a mergers and acquisitions advisor and private equity group manager for KPMG Financial Advisory Services in Shanghai, China. From 2009 until 2011, he was Managing Director of Hermes Investment Group, a merchant bank focused on clean technology and environmental science established in Shanghai China, and headquartered in the United States; where he continues to advise portfolio operations and venture finance. Mr. Watson also currently serves as a director and CEO of OBJ Enterprises, Inc.  He is a graduate of the University of Houston, Bauer College of Business with a bachelor’s degree in Finance.  He speaks English, Chinese and Spanish.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on our review of Forms 3, 4 and 5 furnished to us and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied in a timely manner with all applicable filing requirements for the fiscal year ended December 31, 2013, except as follows: Eastern Rim Funds (one Form 3 not Filed).

Code of Ethics

Our Board of Directors has discussed the adoption of a code of business conduct and ethics for directors, officers and employees but has not yet adopted a Code of Ethics due to the extremely small size of our management team.  It is anticipated that the Board of Directors will adopt a Code of Ethics meeting the requirements of Item 406 of Regulation S-K in the near future.

Procedure for Nominating Directors

In 2013, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Watson received cash compensation of $60,000 during the year ended December 31, 2013.  He received no other form of compensation.

Summary Compensation Table

Name	Fiscal Year End	Salary ($)	Total ($)
Paul Watson, Chief Executive Officer	2013	$60,000	$60,000
	2012	$60,000	$60,000

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2013 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors.  We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 27, 2014, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 27, 2014, there were 62,425,966 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

Eastern Rim Funds Inc. San Francisco 65 E St House No 35 Panama City Panama	Shareholder	22,056,100	35.3%

Paul Watson 2880 Zanker Road, Suite 203 San Jose, CA 95134	Sole Director and CEO	-nil-	0.0%

All Officers and Directors as a group (total of 1)		-nil-	0.0%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 27, 2014.

As of December 31, 2013, there were convertible notes outstanding in the amount of $558,899, including accrued interest.  These notes are convertible into 54,604,200 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended December 31, 2013 and 2012:

Fee Category	2013	2012

Audit Fees	$19,700	$17,250

Audit-Related Fees (1)	—	—

Tax Fees (2)	—	—

All Other Fees (3)	—	—

Total Fees	$19,700	$17,250

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	Joint Venture Agreement (2)
14	Code of Ethics (1)
31.1	Section 302 Certification (3)
32.1	Section 906 Certification (3)
101	XBRL Interactive Data (3)

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.
(2) (3)	Incorporated by reference from the 8-K filed on June 14, 2012. Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Technology Solutions, Inc.

By:	/s/ Paul Watson
Paul Watson
Sole Director and CEO
(Principal Executive Financial Officer and
Accounting Officer)
Date:  March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Green Technology Solutions, Inc.

By:	/s/ Paul Watson
Paul Watson
Sole Director and CEO
(Principal Executive Financial Officer and
Accounting Officer)
Date:  March 31, 2014