Form 10-Q
period 2014-03-31
Green Technology Solutions, Inc.
filed 2014-05-22
CIK 874792

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 1-11248

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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 21, 2014, the registrant had 68,425,966 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Green Technology Solutions, Inc., a Delaware corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,286	$4,198
Total current assets	26,286	4,198

TOTAL ASSETS	$26,286	$4,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$150,286	$123,000
Advances payable	101,886	31,250
Current portion of convertible notes payable	17,985	—
Current portion of accrued interest payable	18,174	—

Total current liabilities	288,331	154,250

Convertible notes payable, net of discount of $379,436 and $442,118, respectively.	77,264	81,958
Accrued interest payable	18,057	34,823
TOTAL LIABILITIES	383,652	271,031

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 2,500,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 68,425,966 shares and 62,425,966 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	68,426	62,426
Additional paid-in capital	11,341,482	10,985,945
Common stock payable	35,000	5,000
Accumulate deficit	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(4,688,521)	(4,206,451)
Total stockholders’ deficit	(357,366)	(266,833)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,286	$4,198

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended March 31,		For the period from June 12, 2010 (date reentered development stage) through March 31,
	2014	2013	2014

OPERATING EXPENSES
General and administrative expenses	405,834	76,517	2,415,392

LOSS FROM OPERATIONS	(405,834)	(76,517)	(2,415,392)

OTHER INCOME (EXPENSE)
Interest expense	(76,236)	(119,310)	(1,943,129)
Impairment on investment	—	—	(330,000)
Total Other Income (Expense)	(76,236)	(119,310)	(2,273,129)

NET LOSS	$(482,070)	(195,827)	(4,688,521)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.01)	(0.01)

COMMON SHARES OUTSTANDING – Basic and fully diluted	66,848,188	37,672,243

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
 (UNAUDITED)

	Common stock		Additional paid in	Common stock	Accumulated	Deficit accumulated during the development
	Shares	Amount	capital	payable	deficit	stage	Total

BALANCE, June 12, 2010	395	$—	$6,650,413	$—	$(7,113,753)	$—	$(463,340)

Correction in number of shares outstanding	1	—	—	—	—	—	—
Issuance of shares for conversion of note payable	50	—	30,000	—	—	—	30,000
Issuance of shares for conversion of note payable	66,667	67	199,933	—	—	—	200,000
Imputed interest expense	—	—	25,808	—	—	—	25,808
Net loss	—	—	—	—	—	(685,610)	(685,610)

BALANCE, December 31, 2010	67,113	$67	$6,906,154	$—	$—	$(685,610)	$(893,142)

Issuance of shares for conversion of notes payable	70,000	70	209,930	—	—	—	210,000
Issuance of shares for consulting services	5,000	5	209,995	—	—	—	210,000
Share rounding on reverse split	3	—	—	—	—	—	—
Discount on convertible note payable	—	—	1,179,356	—	—	—	1,179,356
Imputed interest expense	—	—	84,126	—	—	—	84,126
Net loss	—	—	—	—	—	(1,193,838)	(1,193,838)

BALANCE, December 31, 2011	142,116	$142	$8,589,561	$—	$(7,113,753)	$(1,879,448)	$(403,498)

Issuance of shares for conversion of notes payable	34,056,100	34,057	987,626	—	—	—	1,021,683
Share rounding on reverse split	4,478	4	(4)	—	—	—	—
Discount on convertible note payable	—	—	251,468	—	—	—	—
Imputed interest expense	—	—	40,077	—	—	—	—
Common stock payable on investment	—	—	—	5,000	—	—	—
Net loss	—	—	—	—	—	(1,417,312)	(1,417,312)

BALANCE, December 31, 2012	34,202,694	$34,203	$9,868,728	$5,000	$(7,113,753)	$(3,296,760)	$(502,582)

Issuance of shares for conversion of notes payable	28,223,272	28,223	517,212	—	—	—	545,435
Discount on convertible notes payable	—	—	575,958	—	—	—	575,958
Imputed interest expense	—	—	24,047	—	—	—	24,047
Net loss	—	—	—	—	—	(909,691)	(909,691)

BALANCE, December 31, 2013	62,425,966	$62,426	$10,985,945	$5,000	$(7,113,753)	$(4,206,451)	$(266,833)

Cash received for stock payable	—	—	300,000	30,000	—	—	330,000
Issuance of shares for conversion of notes payable	6,000,000	6,000	54,000	—	—	—	60,000
Imputed interest expense	—	—	1,537	—	—	—	1,537
Net Loss	—	—	—	—	—	(482,070)	(482,070)

BALANCE, March 31, 2014	68,425,966	$68,426	$11,341,482	$35,000	$(7,113,753)	$(4,688,521)	$(357,366)

On November 19, 2010, the Company effected a one-for-200 reverse stock split. On January 21, 2012, the Company effected a one-for-300 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months ended March 31,		For the period from June 12, 2010 (date reentered development stage) through March 31,
	2014	2013	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(482,070)	$(195,827)	$(4,688,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	62,682	103,102	1,627,346
Imputed interest expense	1,537	7,168	175,595
Impairment of investment in joint venture	—	—	330,000
Common stock issued for services and stock compensation	300,000	—	510,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	27,286	33,015	165,804
Accrued interest payable	12,017	9,040	87,394
NET CASH USED IN OPERATING ACTIVITIES	(78,548)	(43,502)	(1,792,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	—	—	(320,000)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(320,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for stock payable	30,000	—	30,000
Proceeds from advances	70,636	53,600	2,108,668
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,636	53,600	2,138,668

NET INCREASE (DECREASE) IN CASH	22,088	10,098	26,286

CASH, at the beginning of the period	4,198	872	―

CASH, at the end of the period	$26,286	$10,970	$26,286

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$—	$—	$2,427,498
Beneficial conversion on convertible note payable	$—	$—	$—
Conversion of convertible notes payable.	$60,000	$931,683	$2,007,885
Common stock issued for services	$—	—	210,000

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General Organization and Business

Company History

Green Technology Solutions, Inc. (“GTSO”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in the State of Delaware on April 1, 1991. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. On October 26, 2010, we changed our name to Green Technology Solutions, Inc.

On September 20, 2012, GTSO formed two subsidiaries, which may be used to hold GTSO’s urban and traditional mining operations. The new subsidiaries are GTSO Urban Mining LLC and GTSO Resources LLC.

GTSO is in the business of identifying and acquiring rights in early stage, breakthrough green technologies, with the plan to develop these technologies into marketable products. To date, we have identified the following market segments: (1) the advancement of cleaner worldwide mining technologies, with an emphasis on rare earth and precious metals mining applications, (2) the development of additional markets for environmentally friendly methods of recovering minerals from electronic waste and (3) smart grid technology. Our mission is to focus our resources on discovering the best available new innovative technologies and processes in this industry space and we intend to work with young companies and inventors to deliver innovation in the real world.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2014, the Company has generated net losses since it reentered the development period of $4,688,521. As shown in the financial statements, the Company incurred a net loss of $482,070 during the three months ended March 31, 2014. The company had negative working capital of $262,045 as of March 31, 2014.

In view of the matter described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis by raising additional funds through debt or equity financing. The Company expects to satisfy its cash requirements by obtaining additional loans; however, there is no assurance that additional capital will be available to the Company when needed and on acceptable terms. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3. Presentation of Financial Statements and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. See Note 2 regarding the assumption that the Company is a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $26,286 and $4,198 at March 31, 2014 and December 31, 2013, respectively.

Revenue Recognition

The Company is not currently generating revenue. However, revenue generated in the future will be recognized according to ASC 605, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2014 or December 31, 2013

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 4. Advances

The Company has received working capital advances in the amount of $70,636 during the three months ended of March 31, 2014. The total advances outstanding as of March 31, 2014 was $101,886, which included advances made in prior reporting periods. These advances are non-interest bearing and payable upon demand. The Company had imputed interest on these advances in the amount $1,537 during the three months ended of March 31, 2014. The imputed interest was recording as an increase in additional paid in capital.

Note 5. Convertible Notes Payable

Convertible notes payable consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Convertible note payable, dated April 1, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share	$11,888	$11,598
Convertible note payable, dated May 15, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share	6,096	5,947
Convertible note payable, dated October 31, 2012, bearing interest at 10% per annum, matures on April 30, 2014 and convertible into shares of common stock at $0.02	1,423	1,423
Convertible note payable, dated April 1, 2013, bearing interest at 10% per annum, matures on March 31, 2015 and convertible into shares of common stock at $0.01	5,999	25,613
Convertible note payable, dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.01	136,969	167,185
Convertible note payable, dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.01	312,310	312,310
Total convertible notes payable and accrued interest	474,685	524,076
Less: current portion of convertible notes payable	(17,985)	—
Less: discount on noncurrent convertible notes payable	(379,436)	(442,118)
Convertible notes payable, net of discount	$77,264	$81,958

The holders of the $167,185 convertible note payable signed on June 30, 2013 elected to convert principal and interest as follows:

Date	Principal & Interest Converted	Common Stock Issued upon Conversion
January 27, 2014	$20,000	2,000,000
January 30, 2014	20,000	2,000,000
Total	$40,000	4,000,000

The unamortized discount related to this principal was $21,399. This amount was immediately amortized to interest expense. The converted principal and interest of $40,000 was recognized as in increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, as it was effected in accordance with the terms of the convertible note payable.

The holders of the $96,463 convertible note payable signed on April 1, 2013 elected to convert principal and interest as follows:

Date	Principal & Interest Converted	Common Stock Issued upon Conversion
January 14, 2013	20,000	2,000,000
Total	$20,000	2,000,000

The unamortized discount related to this principal was $10,450. This amount was immediately amortized to interest expense. The converted principal and interest of $20,000 was recognized as in increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, as it was effected in accordance with the terms of the convertible note payable.

Note 6. Stockholders’ Equity

Conversion of Convertible Debt into Equity

During the three months ended March 31, 2014, the holders of are convertible debt elected to convert principal and interest into common shares.

Date	Principal & Interest Converted	Common Stock Issued upon Conversion
January 27, 2014	$20,000	2,000,000
January 27, 2014	20,000	2,000,000
January 30, 2014	20,000	2,000,000
Total	$60,000	6,000,000

Issuance of Common Stock for Cash

On February 6, 2014, the Company received a stock purchase agreement from Eastern Rim Funds Inc., a significant shareholder of the Company, to purchase 30,000,000 shares of common stock of the Company for $30,000 in cash. The Company also received a cash payment of $30,000. These shares have not yet been approved for issuance by the board of directors of the Company and the shares have not been issued. The par value of the common stock is included in stock payable on the balance sheet as of March 31, 2014

When the shares have been issued, this issuance of shares will result in Eastern Rim Funds Inc. holding a total of 52,056,100 shares of the Company’s common stock. This would represent approximately 53% of the outstanding stock of the Company after the issuance.

The Company recorded stock compensation expense in the amount of $300,000 which represented the difference in the fair market value of the common stock as of February 6, 2014 and the price paid by Eastern Rim Funds Inc.

Imputed Interest

The Company has imputed interest on advances in the amount of $1,537 for the three months ended March 31, 2014. The imputed interest was recorded as an increase in additional paid-in capital.

Net Loss

The company recorded a net loss of $482,070 for the three months ended March 31, 2014. This is reflected in loss accumulated during the development period.

Note 7. Subsequent Events

On May 13, 2014, Paul Watson, Director, Chief Executive Officer (“CEO”) and Secretary of the Company, resigned from all positions held with the Company, including as a director of the Company. Also on May 13, 2014, the Company appointed Wallace Browne as director, CEO and president to replace Mr. Watson.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Green Technology Solutions, Inc. (“GTSO”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in the State of Delaware on April 1, 1991. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. On October 26, 2010, we changed our name to Green Technology Solutions, Inc.

On September 20, 2012, GTSO formed two subsidiaries, which may be used to hold GTSO’s urban and traditional mining operations. The new subsidiaries are GTSO Urban Mining LLC and GTSO Resources LLC.

GTSO is in the business of identifying and acquiring rights in early stage, breakthrough green technologies, with the plan to develop these technologies into marketable products. To date, we have identified the following market segments: (1) the advancement of cleaner worldwide mining technologies, with an emphasis on rare earth and precious metals mining applications, (2) the development of additional markets for environmentally friendly methods of recovering minerals from electronic waste and (3) smart grid technology. Our mission is to focus our resources on discovering the best available new innovative technologies and processes in this industry space and we intend to work with young companies and inventors to deliver innovation in the real world.

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

On June 8, 2012, we signed a joint venture agreement with Diamond V Associates, Inc. to fund the research, planning, and development of tungsten and other rare earths and precious metals in North America and Africa. According to the agreement, all profits, losses and other allocations to the joint venture shall be allocated as follows at the conclusion of each fiscal year on a 50:50 basis between GTSO and Diamond V Associates. We will contribute $2,000 per month to the joint venture for working capital for the joint venture’s operations. GTSO reserves the right to reduce or increase this contribution based on performance by Diamond V Associates. If we determine that additional funding is required after projects are identified, we will negotiate the amount of any contribution that we would make with Diamond V Associates. GTSO paid $10,000 during the year as working capital. As of December 31, 2012, Management determined that it was necessary to write off the intangible asset related to this joint venture agreement due to the fact the joint venture will need to raise significant additional capital in order to fully realize the value of our claims in the joint venture.

On July 10, 2012, we signed a letter of intent regarding the potential acquisition of Global Cell Buyers, LLC. The letter of intent provides us with 90 days to perform due diligence and negotiate a final purchase price. Global Cell Buyers, LLC is a development stage business that plans to buy, sell, and recycle cell phones.

On July 24, 2012, we entered into letter of intent CCI Capital SPA with offices in Santiago, Chile to explore acquisition opportunities in Latin America with a focus on urban mining and waste to energy projects. On September 5, 2012, this was expanded into a one year consulting agreement to explore acquisition opportunities in Latin America and Canada where CCI Capital SPA has active offices in Chile and Canada. GTSO pays CCI Capital $2,000 per month as a retainer for nominal consulting, negotiation and market research studies in the pursuit of an acquisition focused on urban mining and waste to energy projects.

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

The purchase price was allocated entirely to intangible assets related to the Global Cell Buyers’ infrastructure plans related to mineral recovery from cell phone waste. Global Cell Buyers had no other tangible assets or liabilities. As of December 31, 2012, Management determined that it was necessary to write off the intangible asset related to this acquisition because Global Cell Buyers was in the early development stages and did not have adequate operating history to support retaining the intangible asset on the consolidated balance sheet.

On March 4, 2013, we entered into a letter of intent with Sociedad de Reciclaje de Materiales Metalicos, Electrico, Electronicos y Plasticas Limitada (“Chilerecicla”) to explore opportunities with Latin America electronic waste recyclers for the purpose of recovering precious metals, minerals, and waste to energy possibilities. Chilerecicla is based near Santiago, Chile with significant operations across the country and surrounding regions.

 On June 6, 2013 GTSO and Chilerecicla signed a joint venture agreement to evaluate, explore and determine the feasibility of a waste management collection, processing and sales operation wherein GTSO will contribute funding and the initial development of a project to acquire electronics and plastic waste for the purpose of selling metals and plastics reuse while Chilerecicla manages the Latin America operations. Under the terms of the agreement, GTSO commits to fund a minimum of $2,500 of the cash flow requirements of the start-up phase of the operations. Chilerecicla agrees to reserve 30% of the gross proceeds of the business for repayment of the initial contribution. At the end of the start-up phase, Chilerecicla will provide GTSO with a detailed timeline, budget, and operational plan for further development. Both parties will have 60 days to agree on an appropriate funding strategy for the next phase. GTSO will have no obligation to continue funding the business.

On September 1, 2013, GTSO and Chilerecicla signed a second joint venture agreement (the “Chilerecicla JV”) to execute an initial spot and single operation as a way to test in practice the planning they have designed so far. Under the terms of this second agreement, GTSO will contribute $50,000 which is payable in two installments within 30 days. These funds will be used to purchase electronic and plastic waste in Chile and to export and sell minerals, metals, and plastics for reuse. Chilerecicla will manage the process of purchasing and selling the e-waste materials. Under the terms of the agreement, GTSO will receive a minimum of 50% of the net profits of the Chilerecicla JV.

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

Through GTSO’s newest initiatives in traditional and urban mining, rare earth and precious metals sector, the Company plans to create the necessary processes, logistics, and distribution channels to mine, recover, distribute, and sell precious and other metals to the global marketplace. The Company intends to be a driving force behind a more competitive minerals and metals mining and recovery market. The Company’s alliances in South America, Asia, and Africa provide a strategic advantage and access to one of the most plentiful rare earth and minerals deposits in the world. GTSO has also identified additional joint venture and acquisition targets in China, Africa, and South America. The mission is to meet the growing demand for gold, silver, tungsten and other precious and rare metals, while introducing sustainable and environmentally friendly practices that also create new products and reduce greenhouse gas pollutants using biomass and organic carbon sequestration.

GTSO will continue traditional mining operations through joint ventures such as Diamond V Associates, but the current acquisition and joint venture focus for 2013 will be building sustainable recovery methods of precious, rare, and other metals and minerals through utilizing existing electronic waste. The first two quarters of 2013 will be building its US operations through the purchase of Global Cell Buyers and branding strategy under the name “Green Urban Mining”. In addition, GTSO has identified several target companies in emerging market such as Latin America to leverage current collection and distribution of e-waste for the use of valuable metals they contain. GTSO plans to continue support of traditional mining operations such as placer mining through Diamond V Associates and other innovative prospectors and operators on a case-by-case scenario.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2013 on Form 10-K.

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $405,834 and $76,517 for the three months ended  March 31, 2014 and ended 2013, respectively. General and administrative expense for the three months ended March 31, 2014 includes stock compensation expense of $300,000 related to a stock purchase agreement from a significant shareholder of the Company. The remaining increase in general and administrative expense is primarily the result of increased professional fees.

Interest Expense
Interest expense decreased from $119,310 for the three months ended March 31, 2013 to $76,236 for the three months ended March 31, 2014.  Interest expense for the three months ended March 31, 2014 included amortization of discount on convertible notes payable in the amount of $62,682, compared to $103,102 for the comparable period of 2013. The decrease is due to fewer conversions of convertible notes in the current quarter.

Net Loss
We incurred a net loss of $482,070 for the three months ended March 31, 2014 as compared to $195,827 for the comparable period of 2013. The increase in the net loss was primarily the result of the increase in general and administrative expense partially offset by the decrease in interest expense.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2014, the Company has generated net losses since it reentered the development period of $4,688,521. As shows in the financial statements, the Company incurred a net loss of $482,070 during the three months ended March 31, 2014. The company had negative working capital of $262,045 as of March 31, 2014.

In view of the matter described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis by raising additional funds through debt or equity financing. The Company expects to satisfy its cash requirements by obtaining additional loans; however, there is no assurance that additional capital will be available to the Company when needed and on acceptable terms. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Liquidity and Capital Resources

At March 31, 2014, we had cash on hand of $26,286. The company has negative working capital of $262,045 . Net cash used in operating activities for the three months ended March 31, 2014 was $78,548. Cash on hand is adequate to fund our operations for less than six months months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2014.

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

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of March 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of March 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, who is the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On May 13, 2014, Paul Watson, Director, Chief Executive Officer (“CEO”) and Secretary of Green Technology Solutions, Inc. (the "Company"), resigned from all positions held with the Company, including as a director of the Company. There was no disagreement between the Company and Mr. Watson at the time of his resignation from the Company.

Also on May 13, 2014, the Company appointed Wallace Browne as director, CEO and president to replace Mr. Watson. Mr. Browne will serve as a director until his successor has been elected at the next annual meeting of the Company's shareholders or until his earlier resignation, removal, or death, and Mr. Browne has not been appointed to any committees of the Board as the Board does not presently have any committees. Mr. Browne is 44 years old.

Mr. Browne brings to GTSO extensive experience in multiple environmental disciplines, most recently for the last nine years as the owner/vice president of Gulf Environmental Services, Inc., which specializes in asbestos abatement services. Mr. Browne also boasts experience as an environmental compliance manager and as a wastewater operator at a petrochemicals company where he oversaw the commissioning, start-up and operation of a two billion pound per year Ethylene plant.

From 2005 through 2010, Mr. Browne was an owner and vice president of Gulf Environmental Services, Inc., a Louisiana asbestos abatement service, where he was responsible for employee safety training and health compliance. From 2010 to the present, Mr. Browne served as a quality control laboratory coordinator for Omega Protein, Inc., which develops, produces and delivers essential nutrients to leading supplement and food manufacturers. He is a graduate of McNeese State University with a bachelor of science degree in environment science and a minor in chemistry.

Mr. Browne does not have a written employment agreement or other compensatory agreement in place with the Company.  He is being paid $5,000 per month for his services to the Company.

The Company has not entered into any transactions with Mr. Browne described in Item 404(a) of Regulation S-K.

Mr. Browne was not appointed pursuant to any arrangement or understanding between Mr. Browne and any other person.

ITEM 6. EXHIBITS

3.11	Amended and Restated Certificate of Incorporation of the Company
3.21	Bylaws of the Company
31.12	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.12	Section 1350 Certification of principal executive officer and principal financial accounting officer.
1012,3	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

Date: May 22, 2014	BY: /s/ Wallace Browne
Wallace Browne
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director