Form 10-Q
period 2014-06-30
Green Technology Solutions, Inc.
filed 2014-08-19
CIK 874792

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 1-11248

GREEN TECHNOLOGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-0938688
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2880 Zanker Road, Suite 203 San Jose, CA	95134
(Address of principal executive offices)	(Zip code)

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

As of August 18, 2014, the registrant had 328,087 shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Green Technology Solutions, Inc., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,814	$4,198
Total current assets	20,814	4,198

TOTAL ASSETS	$20,814	$4,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$179,305	$123,001
Advances payable	—	31,250
Current portion of convertible notes payable	96,174	—
Current portion of accrued interest payable	24,258	—

Total current liabilities	299,737	154,251

Convertible notes payable, net of discount of $448,796 and $442,118, respectively.	26,460	81,958
Accrued interest payable	23,358	34,823
TOTAL LIABILITIES	349,555	271,032

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized; 328,087 shares and 208,087 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	328	208
Additional paid-in capital	11,606,243	11,048,162
Common stock payable	5,000	5,000
Accumulated deficit	(7,113,753)	(7,113,753)
Deficit accumulated during the development stage	(4,826,559)	(4,206,451)
Total stockholders’ deficit	(328,741)	(266,834)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,814	$4,198

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

OPERATING EXPENSES
General and administrative expenses	501,384	168,785	95,550	92,268

LOSS FROM OPERATIONS	(501,384)	(168,785)	(95,550)	(92,268)

OTHER INCOME (EXPENSE)
Interest expense	(118,724)	(252,371)	(42,488)	(133,061)
Impairment on investment	—	—	—	—
Total Other Income (Expense)	(118,724)	(252,371)	(42,488)	(133,061)

NET LOSS	$(620,108)	(421,156)	(138,038)	(225,329)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(2.54)	(3.07)	$(0.52)	$(1.52)

COMMON SHARES OUTSTANDING – Basic and fully diluted	244,256	137,029	265,450	148,462

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
 (UNAUDITED)

	Common stock		Additional paid in	Common stock	Accumulated	Deficit accumulated during the development
	Shares	Amount	capital	payable	deficit	stage	Total

BALANCE, December 31, 2012	114,009	$114	$9,902,817	$5,000	$(7,113,753)	$(3,296,760)	$(502,582)

Issuance of shares for conversion of notes payable	94,078	94	545,341	—	—	—	545,435
Discount on convertible notes payable	—	—	575,958	—	—	—	575,958
Imputed interest expense	—	—	24,046	—	—	—	24,046
Net loss	—	—	—	—	—	(909,691)	(909,691)

BALANCE, December 31, 2013	208,087	$208	$11,048,162	$5,000	$(7,113,753)	$(4,206,451)	$(266,834)

Issuance of common stock for cash	100,000	100	329,900	—	—	—	330,000
Issuance of shares for conversion of notes payable	20,000	20	59,980	—	—	—	60,000
Beneficial conversion discount on convertible note	—	—	162,946	—	—	—	162,946
Imputed interest expense	—	—	5,255	—	—	—	5,255
Net Loss	—	—	—	—	—	(620,108)	(620,108)

BALANCE, June 30, 2014	328,087	$328	$11,606,243	$5,000	$(7,113,753)	$(4,826,559)	$(328,741)

On November 19, 2010, the Company effected a one-for-200 reverse stock split. On January 21, 2012, the Company effected a one-for-300 reverse stock split. All share and per share numbers have been restated to reflect the reverse split.

On July 28, 2014, the Company reincorporated in Nevada. Shareholders received one share in the new company for every 300 shares they held in the old company. All share and per share numbers have been restated to reflect the reincorporation.

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six months ended June 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(620,108)	$(421,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	89,618	219,192
Imputed interest expense	5,255	16,377
Impairment of investment in joint venture	—	—
Common stock issued for services and stock compensation	300,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	56,304	(26,726)
Accrued interest payable	23,851	16,802
NET CASH USED IN OPERATING ACTIVITIES	(145,080)	(195,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	30,000	—
Proceeds from advances	131,696	271,878
NET CASH PROVIDED BY FINANCING ACTIVITIES	161,696	271,878

NET INCREASE (DECREASE) IN CASH	16,616	76,367

CASH, at the beginning of the period	4,198	872

CASH, at the end of the period	$20,814	$77,239

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$162,946	$263,648
Beneficial conversion discount on convertible note	$162,946	$263,648
Conversion of convertible notes payable.	$60,000	$270,567
Common stock issued for services	$300,000	—

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

On July 28, 2014, the Company reincorporated from Delaware to Nevada. The reincorporation was approved by our board of directors and by the owners of a majority of our outstanding voting stock.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $620,108 during the six months ended June 30, 2014. The company had negative working capital of $278,923 as of June 30, 2014.

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

The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $20,814 and $4,198 at June 30, 2014 and December 31, 2013, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 or December 31, 2013

Financial Instruments

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Note 4. Advances

The Company has received working capital advances in the amount of $131,696 during the six months ended of June 30, 2014. There were no advances outstanding as of June 30, 2014. These advances are non-interest bearing and payable upon demand. The Company had imputed interest on these advances in the amount $5,255 during the six months ended of June 30, 2014. The imputed interest was recording as an increase in additional paid in capital.

Note 5. Convertible Notes Payable

Convertible notes payable consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Convertible note payable, dated April 1, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share	$12,185	$11,598
Convertible note payable, dated May 15, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share	6,248	5,947
Convertible note payable, dated October 31, 2012, bearing interest at 10% per annum, matures on April 30, 2014 and convertible into shares of common stock at $0.02	1,423	1,423
Convertible note payable, dated April 1, 2013, bearing interest at 10% per annum, matures on March 31, 2015 and convertible into shares of common stock at $0.01	5,999	25,613
Convertible note payable, dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.01	136,969	167,185
Convertible note payable, dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.01	312,310	312,310
Convertible note payable, dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.005	162,946	—
Total convertible notes payable	$638,080	$524,076

Less: current portion of convertible notes payable	(162,824)	—
Less: discount on noncurrent convertible notes payable	(448,796)	(442,118)
Convertible notes payable, net of discount	$26,460	$81,958

There were no conversions of convertible promissory notes into common stock during the three months ended June 30, 2014.

Note 6. Stockholders’ Equity

Issuance of Common Stock for Cash

On February 6, 2014, the Company received a stock purchase agreement from Eastern Rim Funds Inc., a significant shareholder of the Company, to purchase 100,000 shares of common stock of the Company for $30,000 in cash. The Company also received a cash payment of $30,000. The par value of the common stock was included in stock payable on the balance sheet as of March 31, 2014.

The Company recorded stock compensation expense in the amount of $300,000, which represented the difference in the fair market value of the common stock as of February 6, 2014 and the price paid by Eastern Rim Funds Inc.

On May 27, 2014, our board of directors approved the issuance of these shares. Accordingly, the par value of the common stock was removed from common stock payable on our balance sheet and added to our common stock.

The issuance of these shares resulted in Eastern Rim Funds Inc. holding a total of 173,520 shares of the Company’s common stock. Eastern Rim Funds Inc. held approximately 53% of the outstanding stock of the Company after the issuance.

Imputed Interest

The Company has imputed interest on advances in the amount of $5,255 for the six months ended June 30, 2014. The imputed interest was recorded as an increase in additional paid-in capital.

Net Loss

The company recorded a net loss of $620,108 for the six months ended June 30, 2014. This is reflected in loss accumulated during the development period.

Note 7. Subsequent Events

On July 28, 2014, the Company reincorporated from Delaware to Nevada. The reincorporation was approved by our board of directors and by the owners of a majority of our outstanding voting stock. Each of our shareholders as of the record date will be entitle to receive one share of the Nevada company’s common stock for each 300 shares of our common stock they owned in the Delaware company, with fractional shares be rounded up to the next whole share, and number of additional whole shares such that each shareholder will own at least five shares. The board of directors and officers of the Nevada company will consist of the same persons who are directors and officers prior to the reincorporation. Oud daily business operations will continue at the principal executive offices at 2880 Zanker Road, Suite 203, San Jose, California.

On July 28, 2014, our board of directors and owners of a majority of the Nevada Company’s outstanding voting shares approved the 2014 Omnibus Equity Incentive Plan (“The Plan”). The purpose of the plan is to maintain the ability of the Company and its subsidiaries to attract and retain highly qualified and experienced directors, officers and consultants and to give such directors, officer and consultants a continued proprietary interest in the success of the Company and its subsidiaries. The number of shares that may be issued under the plan is 10,000,000 shares of common stock. As of the date of this filing, no shares, options, or warrants have been issued under the Plan.

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

On July 28, 2014, the Company reincorporated from Delaware to Nevada. The reincorporation was approved by our board of directors and by the owners of a majority of our outstanding voting stock.

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

GTSO will continue traditional mining operations through joint ventures such as Diamond V Associates, but the current acquisition and joint venture focus is building sustainable recovery methods of precious, rare, and other metals and minerals through utilizing existing electronic waste. In addition, GTSO has identified several target companies in emerging market such as Latin America to leverage current collection and distribution of e-waste for the use of valuable metals they contain. GTSO plans to continue support of traditional mining operations such as placer mining through Diamond V Associates and other innovative prospectors and operators on a case-by-case scenario.

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

Results of Operations

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $501,384 and $168,785 for the six months ended June 30, 2014 and 2013, respectively. The increase is primarily the result of increased professional fees.

Interest Expense
Interest expense decreased from $252,371 for the six months ended June 30, 2013 to $118,724 for the six months ended June 30, 2014. Interest expense for the six months ended June 30, 2014 included amortization of discount on convertible notes payable in the amount of $89,618, compared to $219,192 for the comparable period of 2013. The decrease was due to fewer conversions of convertible notes in the current quarter.

Net Loss
We incurred a net loss of $620,108 for the six months ended June 30, 2014 as compared to $421,156 for the comparable period of 2013. The increase in the net loss was primarily the result of the aforementioned decrease in professional fees and interest expense.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $95,550 and $92,268 for the three months ended  June 30, 2014 and ended 2013, respectively. The increase is primarily the result of increased professional fees.

Interest Expense
Interest expense decreased from $133,061 for the three months ended June 30, 2013 to $42,488 for the six months ended  June 30, 2014.  Interest expense for the six months ended June 30, 2014 included amortization of discount on convertible notes payable in the amount of $26,937, compared to $24,163 for the comparable period of 2013. The decrease is due to fewer conversions of convertible notes in the current quarter.

Net Loss
We incurred a net loss of $138,038 for the three months ended June 30, 2014 as compared to $225,329 for the comparable period of 2013. The decrease in the net loss was primarily the result of the aforementioned decrease in professional fees and interest expense.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $620,108 during the six months ended June 30, 2014. The company had negative working capital of $278,923 as of June 30, 2014.

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

Liquidity and Capital Resources

At June 30, 2014, we had cash on hand of $20,814. The company has negative working capital of $278,923 . Net cash used in operating activities for the six months ended June 30, 2014 was $145,080. Cash on hand is adequate to fund our operations for less than six months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2014.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of June 30, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

Green Technology Solutions, Inc.

Date: August 19, 2014	BY: /s/ Wallace Browne
Wallace Browne
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director