Form 10-Q
period 2014-09-30
Green Technology Solutions, Inc.
filed 2014-11-24
CIK 874792

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

As of November 19, 2014, the registrant had 469,901 shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “GTSO,” “our,” and “us” refers to Green Technology Solutions, Inc., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,221	$4,198
Total current assets	9,221	4,198

Deposit	25,000	—
TOTAL ASSETS	$34,221	$4,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$224,550	$123,001
Advances payable	76,695	31,250
Current portion of convertible notes payable	153,771	—
Current portion of accrued interest payable	58,788	—
Total current liabilities	513,804	154,251

Convertible notes payable, net of discount of $157,850 and $442,118, respectively	5,096	81,958
Accrued interest payable	4,106	34,823
TOTAL LIABILITIES	523,006	271,032

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,000	—
Common stock, $0.001 par value; 480,000,000 shares authorized; 392,411 shares and 208,087 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	392	208
Additional paid-in capital	14,616,956	11,048,162
Common stock payable	5,000	5,000
Accumulated deficit	(15,112,133)	(11,320,204)
Total stockholders’ deficit	(488,785)	(266,834)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,221	$4,198

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

OPERATING EXPENSES
General and administrative expenses	3,620,561	239,211	3,119,177	70,426

LOSS FROM OPERATIONS	(3,620,561)	(239,211)	(3,119,177)	(70,426)

OTHER INCOME (EXPENSE)
Interest expense	(171,368)	(419,385)	(52,644)	(167,014)
Impairment on investment	—	(50,000)	—	(50,000)
Total Other Income (Expense)	(171,368)	(469,385)	(52,644)	(217,014)

NET LOSS	$(3,791,929)	(708,596)	(3,171,821)	(287,440)

NET LOSS PER COMMON SHARE – Basic and diluted	$(13.73)	(3.97)	$(9.36)	$(1.61)

COMMON SHARES OUTSTANDING – Basic and diluted	276,115	178,624	338,794	178,846

On July 28, 2014, the Company reincorporated in Nevada. Shareholders received one share in the new company for every 300 shares they held in the old company. All share and per share numbers have been restated to reflect the reincorporation.

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Preferred stock		Common stock		Additional paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	capital	payable	deficit	Total

BALANCE, December 31, 2013	—	$—	208,087	$208	$11,048,162	$5,000	$(11,320,204)	$(266,834)

Common stock issued for:
Cash and services	—	—	100,000	100	329,900	—	—	330,000
Conversion of notes payable	—	—	54,001	54	60,286	—	—	60,340
Share rounding on reverse split	—	—	30,323	30	(30)	—	—	—
Preferred stock issued for services	1,000,000	$1,000	—	—	3,009,644	—	—	3,010,644
Beneficial conversion discount on convertible note	—	—	—	—	162,946	—	—	162,946
Imputed interest expense	—	—	—	—	6,048	—	—	6,048
Net loss	—	—	—	—	—	—	(3,791,929)	(3,791,929)

BALANCE, September 30, 2014	1,000,00	$1,000	392,411	$392	$14,616,956	$5,000	$(15,112,133)	$(488,785)

On July 28, 2014, the Company reincorporated in Nevada. Shareholders received one share in the new company for every 300 shares they held in the old company. All share and per share numbers have been restated to reflect the reverse split related to the reincorporation.

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine months ended September 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,791,929)	$(708,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	125,386	371,265
Imputed interest expense	6,048	23,651
Impairment of investment in joint venture	—	50,000
Preferred stock issued for services	3,010,644	—
Common stock issued for services	300,000	—
Accrued interest payable	39,934	24,469
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	101,549	17,353
NET CASH USED IN OPERATING ACTIVITIES	(208,368)	(221,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid for acquisition of Mother Parker	(25,000)	—
Investment in joint venture	—	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	30,000	—
Proceeds from advances	208,391	312,310
NET CASH PROVIDED BY FINANCING ACTIVITIES	238,391	312,310

NET INCREASE (DECREASE) IN CASH	5,023	40,452

CASH, at the beginning of the period	4,198	872

CASH, at the end of the period	$9,221	$41,324

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$162,946	$575,958
Beneficial conversion on convertible note payable	$162,946	$—
Conversion of convertible notes payable.	$60,340	$415,351

The accompany notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,791,929 during the nine months ended September 30, 2014. The company had negative working capital of $504,583 as of September 30, 2014.

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

Note 3. Presentation of Financial Statements and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the Consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These Consolidated financial statements should be read in conjunction with the Consolidated financial statements for the fiscal year ended December 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with GAAP. See Note 2 regarding the assumption that the Company is a going concern.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $9,221 and $4,198 at September 30, 2014 and December 31, 2013, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2014 or December 31, 2013

Financial Instruments

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Development Stage Entity

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-10 during the nine months ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

Note 4. Deposit

On September 5, 2014, we paid a $25,000 deposit for the acquisition of Mother Parker’s Soil, LLC, a California limited liability company (“Mother Parker”). Mother Parker is a cultivator of organic soils. The total purchase price for the acquisition will be $125,000. The acquisition agreement calls for payments to be made as follows:

Date	Amount
September 5, 2014	$25,000
September 15, 2014	25,000
October 15, 2014	25,000
November 15, 2014	10,000
December 15, 2014	10,000
January 15, 2015	10,000
February 15, 2015	10,000
March 15, 2015	10,000
Total	$125,000

No other payments were made during the nine months ended September 30, 2014. We are behind schedule for making the payments for the acquisition, but the due dates have been verbally extended by the sellers.

Note 5. Advances

The Company has received working capital advances in the amount of $208,391 during the nine months ended of September 30, 2014. The total advances outstanding as of September 30, 2014 was $76,695, which included advances made in prior reporting periods. These advances are non-interest bearing and payable upon demand. The Company had imputed interest on these advances in the amount $6,048 during the nine months ended of September 30, 2014. The imputed interest was recording as an increase in additional paid in capital.

Note 6. Convertible Notes Payable

Convertible notes payable consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Convertible note payable, dated April 1, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	$12,493	$11,598
Convertible note payable, dated May 15, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	6,405	5,947
Convertible note payable, dated October 31, 2012, bearing interest at 10% per annum, matures on April 30, 2014 and convertible into shares of common stock at $0.02. This note is in default.	1,423	1,423
Convertible note payable, dated April 1, 2013, bearing interest at 10% per annum, matures on March 31, 2015 and convertible into shares of common stock at $0.01.	5,999	25,613
Convertible note payable, dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.01.	136,969	167,185
Convertible note payable, dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.01.	312,310	312,310
Convertible note payable, dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2014 and convertible into shares of common stock at $0.01.	162,946	—
Total convertible notes payable	$638,545	$524,076

Less: current portion of convertible notes payable	(475,599)	—
Less: discount on noncurrent convertible notes payable	(157,850)	(442,118)
Convertible notes payable, net of discount	$5,096	$81,958

Conversions

The holders of the $167,185 convertible note payable signed on June 30, 2013 elected to convert principal and interest as follows:

Date	Principal & Interest Converted	Common Stock Issued upon Conversion
January 27, 2014	$20,000	6,667
January 30, 2014	20,000	6,667
September 26, 2014	170	17,000
September 26, 2014	170	17,000
Total	$40,340	47,334

The unamortized discount related to this principal was $21,399. This amount was immediately amortized to interest expense. The converted principal and interest of $40,340 was recognized as in increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, as it was effected in accordance with the terms of the convertible note payable.

The holders of the $96,463 convertible note payable signed on April 1, 2013 elected to convert principal and interest as follows:

Date	Principal & Interest Converted	Common Stock Issued upon Conversion
January 14, 2014	20,000	6,667
Total	$20,000	6,667

The unamortized discount related to this principal was $10,450. This amount was immediately amortized to interest expense. The converted principal and interest of $20,000 was recognized as in increase in stockholders’ equity as a result of this conversion. There was no gain or loss on the conversion, as it was effected in accordance with the terms of the convertible note payable.

Note 7. Related Party Transactions

Issuance of Preferred Stock for Services

On September 16, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.001 and ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock.

On the same date, the Company issued 1,000,000 shares of Series E preferred stock to Eastern Rim Funds, a Panama corporation, (“Eastern Rim”) for services valued at $20,000. For accounting purposes, the Series E preferred stock was valued at $3,010,644, which was the estimated market value of the shares. The estimated market value was calculated to be twice the market value of the outstanding common stock on the date of issuance since the Series E preferred stockholders have the right to vote based on twice the number of all outstanding shares of common stock. Eastern Rim owned 173,521 shares of common stock, or approximately 53% of the outstanding stock, of the Company prior to this transaction. This transaction did not result in a change in control of the Company.

Note 8. Stockholders’ Equity

Reincorporation and reverse split

On July 28, 2014, the Company reincorporated from Delaware to Nevada. The reincorporation was approved by our board of directors and by the owners of a majority of our outstanding voting stock. Each of our shareholders as of the record date received one share of the Nevada company’s common stock for each 300 shares of our common stock they owned in the Delaware company, with fractional shares be rounded up to the next whole share, and number of additional whole shares such that each shareholder will own at least five shares. This effectively resulted in a one-for-300 reverse split. All share and per share amounts have been restated to reflect the reverse split.

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

The issuance of these shares resulted in Eastern Rim Funds Inc. holding a total of 173,521 shares of the Company’s common stock. Eastern Rim Funds Inc. held approximately 53% of the outstanding stock of the Company after the issuance.

Issuance of Common Stock for Convertible Note Conversion

Date	Principal & Interest Converted	Common Stock Issued upon Conversion
January 14, 2014	$20,000	6,667
January 27, 2014	20,000	6,667
January 30, 2014	20,000	6,667
September 26, 2014	170	17,000
September 26, 2014	170	17,000
Total	$60,340	54,001

Imputed Interest

The Company has imputed interest on advances in the amount of $6,048 for the nine months ended September 30, 2014. The imputed interest was recorded as an increase in additional paid-in capital.

Net Loss

The company recorded a net loss of $3,791,929 for the nine months ended September 30, 2014. This is reflected in loss accumulated during the development period.

Note 9. Subsequent Events

On November 3, 2014, we closed the acquisition of Mother Parker. See Note 4. On November 7, 2014, we made an additional payment of $25,000 towards the total purchase price of $125,000. The Company is in the process of determining the allocation of the purchase price for Mother Parker.

On October 10, 2014 the holders of the convertible promissory note signed October 31, 2012 elected to convert interest of $340 into 34,000 shares of common stock. No gain or loss was recognized on the transaction, as it occurred within the terms of the debt agreement. The unamortized discount related to the converted principal was immediately amortized to interest expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

GTSO is in the business trying to keep the world a greener place to live. Having a greener environment is what we strive to provide so that we may live healthier lives. We strive to identify and acquire rights in early stage, breakthrough green technologies, with the plan to develop these technologies into marketable products. We are shifting our focus to improving health and wellness, specifically through supporting the health and wellness sub-market of medical cannabis. Our product focus within this area can be categorized into three parts: (1) business and support services; (2) developing more efficient ways to utilize hemp delivery systems; and (3) products, methods, or services supporting the actual producers of the product in the industry.

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

Plan of Operations

As a part of establishing our new line of business, we acquired Mother Parker’s Soils on November 3, 2014. This will allow us to support the horticultural side of the medical cannabis industry. Our next step will be to seek out more efficient lighting systems.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

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

Results of Operations

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $3,620,561 and $239,211 for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily the result of stock based compensation expense in the amount of $3,310,644 for the nine months ended September 30, 2014.

Interest Expense
Interest expense decreased from $419,385 for the nine months ended September 30, 2013 to $171,368 for the nine months ended September 30, 2014. Interest expense for the nine months ended September 30, 2014 included amortization of discount on convertible notes payable in the amount of $125,386, compared to $371,265 for the comparable period of 2013. The decrease was due to fewer conversions of convertible notes in the current quarter.

Net Loss
We incurred a net loss of $3,791,929 for the nine months ended September 30, 2014 as compared to $708,596 for the comparable period of 2013. The increase in the net loss was primarily the result of the aforementioned decrease in professional fees and interest expense.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $3,119,177 and $70,426 for the three months ended  September 30, 2014 and ended 2013, respectively. The increase is primarily the result of stock based compensation expense in the amount of $3,010,644 for the three months ended September 30, 2014.

Interest Expense
Interest expense decreased from $167,014 for the three months ended September 30, 2013 to $52,644 for the nine months ended  September 30, 2014.  Interest expense for the nine months ended September 30, 2014 included amortization of discount on convertible notes payable in the amount of $35,767, compared to $152,073 for the comparable period of 2013. The decrease is due to fewer conversions of convertible notes in the current quarter.

Net Loss
We incurred a net loss of $3,171,821 for the three months ended September 30, 2014 as compared to $287,440 for the comparable period of 2013. The decrease in the net loss was primarily the result of the aforementioned decrease in professional fees and interest expense.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,791,929 during the nine months ended September 30, 2014. The company had negative working capital of $504,583 as of September 30, 2014.

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

Liquidity and Capital Resources

At September 30, 2014, we had cash on hand of $9,221. The company has negative working capital of $504,583. Net cash used in operating activities for the nine months ended September 30, 2014 was $208,368. Cash on hand is adequate to fund our operations for less than six months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of September 30, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of September 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on the convertible promissory note dated April 1, 2010. The note matured on March 31, 2013. The remaining principal balance is $12,493; there is no accrued interest payable.

The Company has defaulted on the convertible promissory note dated May 15, 2010. The note matured on May 15, 2013. The remaining principal balance is $6,405; there is no accrued interest payable.

The Company has defaulted on the convertible promissory note dated December 31, 2010. There is no remaining principal balance; there is accrued interest payable of $18,174.

The Company has defaulted on the convertible promissory note dated October 31, 2012. The note matured on April 30, 2014. The remaining principal balance is $1,423 and the remaining accrued interest payable is $170.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.11	Amended and Restated Certificate of Incorporation of the Company
3.21	Bylaws of the Company
31.13	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.13	Section 1350 Certification of principal executive officer and principal financial accounting officer.
1012,3	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.

(1)	Incorporated by reference from the Form SB-2 filed on September 15, 2006.

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

Date: November 21, 2014	BY: /s/ Wallace Browne
Wallace Browne
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director