Form 10-K
period 2014-12-31
Green Technology Solutions, Inc.
filed 2015-04-09
CIK 874792

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 1-11248

GREEN TECHNOLOGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-0938688
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2880 Zanker Road, Suite 203 San Jose, CA	95134
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 432-7285

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common stock, $0.0010 par value	OTC QB

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
 Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
 Yes ☐ No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014 was $673,042.

There were 4,318,908 shares of the Registrant’s common stock outstanding as of April 7, 2015.

GREEN TECHNOLOGY SOLUTIONS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “GTSO,” “our,” and “us” refers to Green Technology Solutions, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

Green Technology Solutions, Inc. (“GTSO”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in the State of Delaware on April 1, 1991. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. On October 26, 2010, we changed our name to Green Technology Solutions, Inc.

On July 28, 2014, the Company reincorporated from Delaware to Nevada. Our board of directors and the owners of a majority of our outstanding voting stock approved the reincorporation. Each of our shareholders as of the record date received one share of the Nevada company’s common stock for each 300 shares of our common stock they owned in the Delaware company, with fractional shares to be rounded up to the next whole share, and number of additional whole shares such that each shareholder will own at least five shares. The board of directors and officers of the Nevada company consists of the same persons who are directors and officers prior to the reincorporation. Our daily business operations will continue at the principal executive offices at 2880 Zanker Road, Suite 203, San Jose, California.

GTSO is in the business of trying to keep the world a greener place to live.  Having a greener environment is what we strive to provide so that we may live healthier lives.  The corporate mission is to support the health and wellness sub-market of medical cannabis.

Plan of Operations

GTSO will be focusing directly on health and wellness.  One of the fastest growing emerging markets in health and wellness is the medical cannabis market.  It has experienced exponential growth and is expected to be a $6 billion market this year.

With the medical cannabis market, our product focus within the subsidiary can be categorized into three parts:

•	Business and Support services
o	Payment processing
o	Security
o	Transport
•	Developing more efficient ways to utilize hemp delivery systems
o	Edibles
o	Topical treatments
o	Drinks
•	Products, methods, or services supporting the actual producers of the product in this industry.
o	Specialty organic soils and fertilizers
o	Lighting systems
o	Methods to produce other cannabinoid products

On November 3, 2014, we closed the acquisition of Mother Parker’s Soil, LLC, a California limited liability company, (“Mother Parker”) for $125,000 to be paid in monthly increments. Mother Parker is a cultivator of organic soils. Through December 31, 2014, we have made payments of $60,000 toward this acquisition. The acquisition of Mother Parker has solidified the Company’s mission to support the horticultural side of the medical cannabis industry.

In order to more fully support the horticultural market and medical cannabis markets, we plan to expand our operations by researching opportunities in the following areas:

•	Develop more efficient lighting systems and growing mediums. This will require extensive testing with experienced horticulture groups.

•	Assist the newly opened market for hemp products by bringing new delivery technologies to this industry. This would include oral, topical, drinks and vapor inhalants.

•	Provide business support services to the medical cannabis industry, specifically providing secure payment processing services to make retail transactions quicker and safer.

•
Explore the options to enhance security for medical cannabis suppliers in the areas of standard building security and mobile security units, among others. In addition, we plan to explore methods for providing secure transport of product and funds.

Employees and Employment Agreements

Our sole employee is our CEO, Wallace Browne. Mr. Browne does not have a written employment agreement.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 2880 Zanker Road, Suite 203, San Jose, CA 95134. Our telephone number is (408) 432-7285.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “GTSO” in May 2005. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended December 31, 2014
Quarter ended December 31, 2014	$8.91	$2.01
Quarter ended September 30, 2014	$11.00	$2.21
Quarter ended June 30, 2014	$5.86	$3.00
Quarter ended March 31, 2014	$6.91	$2.34

Fiscal Year Ended December 31, 2013
Quarter ended December 31, 2013	$11.41	$3.30
Quarter ended September 30, 2013	$13.51	$7.48
Quarter ended June 30, 2013	$27.03	$6.01
Quarter ended March 31, 2013	$27.03	$10.54

Holders

As of the date of this filing, there were one thousand two hundred seventy-one holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Preferred Stock

We are authorized to issue 20,000,000 shares of $0.001 par value preferred stock. Our preferred stock is not traded on any public markets. There were 1,000,000 shares of Series E preferred stock issued and outstanding as of April 7, 2015. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. The Series E preferred stock ranks subordinate to the Company’s common stock.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.0010. The closing price of our common stock on April 7, 2015, as quoted by OTC Markets Group, Inc., was $1.74. There were 4,318,908 shares of common stock issued and outstanding as of April 7, 2015. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding was issued validly, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended December 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of December 31, 2014.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Recent Sales of Unregistered Securities

On October 10, 2014, we issued 17,000 shares of common stock in a partial conversion and satisfaction of $340 of debt in accordance with the terms of the debt.

On October 21, 2014, we issued 17,000 shares of common stock in a partial conversion and satisfaction of $340 of debt in accordance with the terms of the debt.

On November 4, 2014, we issued 21,000 shares of common stock in a partial conversion and satisfaction of $420 of debt in accordance with the terms of the debt.

On November 6, 2014, we issued 22,000 shares of common stock in a partial conversion and satisfaction of $440 of debt in accordance with the terms of the debt.

On November 26, 2014, we issued 46,000 shares of common stock in a partial conversion and satisfaction of $460 of debt in accordance with the terms of the debt.

On December 9, 2014, we issued 25,000 shares of common stock in a partial conversion and satisfaction of $250 of debt in accordance with the terms of the debt.

On December 11, 2014, we issued 26,000 shares of common stock in a partial conversion and satisfaction of $260 of debt in accordance with the terms of the debt.

On December 12, 2014, we issued 25,000 shares of common stock in a partial conversion and satisfaction of $250 of debt in accordance with the terms of the debt.

On December 18, 2014, we issued 25,000 shares of common stock in a partial conversion and satisfaction of $250 of debt in accordance with the terms of the debt.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives, and performance that involve risk, uncertainties, and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our Company

Green Technology Solutions, Inc. (“GTSO”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in the State of Delaware on April 1, 1991. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. On October 26, 2010, we changed our name to Green Technology Solutions, Inc.

On September 20, 2012, GTSO formed two subsidiaries that hold GTSO’s urban and traditional mining operations. The new subsidiaries are GTSO Urban Mining LLC and GTSO Resources LLC.

On July 28, 2014, the Company reincorporated from Delaware to Nevada. Our board of directors and the owners of a majority of our outstanding voting stock approved the reincorporation. Each of our shareholders as of the record date received one share of the Nevada company’s common stock for each 300 shares of our common stock they owned in the Delaware company, with fractional shares to be rounded up to the next whole share, and number of additional whole shares such that each shareholder will own at least five shares. The board of directors and officers of the Nevada company consists of the same persons who are directors and officers prior to the reincorporation. Our daily business operations will continue at the principal executive offices at 2880 Zanker Road, Suite 203, San Jose, California.

Plan of Operations

We believe we do not have adequate funds to execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that we meet all State, Federal and SEC requirements.

As of December 31, 2014, we had cash on hand of $15,173.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $4,103,145 for the year ended December 31, 2014. We had a working capital deficit of $575,981 as of December 31, 2014. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended December 31, 2014 was $267,827.

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

Fiscal year ended December 31, 2014 compared to the fiscal year ended December 31, 2013.

General and Administrative Expenses
We recognized general and administrative expenses of $3,744,176 and $337,081 for the years ended December 31, 2014 and 2013, respectively. General and administrative expense for the year ended December 31, 2014 includes expense for preferred stock issued for services in the amount of $3,010,644 and for common stock issued for services in the amount of $300,000. Excluding these expenses, general and administrative expense for the year ended December 31, 2014 would have been $433,532. The remaining increase is primarily due to increased professional fees.

Interest Expense
Interest expense decreased from $522,610 for the year ended December 31, 2013 to $233,969 for the year ended December 31, 2014. Interest expense for the year ended December 31, 2014 included amortization of discount on convertible notes payable in the amount of $170,580, compared to $460,420 for the comparable period of 2013.

Net Loss
We incurred a net loss of $4,103,145 for the year ended December 31, 2014 as compared to $909,691 for the comparable period of 2013. The increase in the net loss was primarily the result of increased general and administrative expenses, partially offset by the decrease in interest expense discussed above.

Liquidity and Capital Resources

We anticipate needing approximately of $1,000,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

For the year ended December 31, 2014, we have incurred a net loss of $4,103,145. We had negative cash flow from operating activities of $267,827. We raised the cash amounts used in these activities from the sale of common stock and from advances. We currently have negative working capital of $575,981.

As of December 31, 2014, we had $15,173 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of December 31, 2014 and 2013. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared; actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2014, the Company had a net loss of $4,103,145 and generated negative cash flow from operating activities in the amount of $267,827. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Green Technology Solutions, Inc.

Consolidated Financial Statements

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
of Green Technology Solutions, Inc.

We have audited the accompanying balance sheets of Green Technology Solutions, Inc. as of December 31, 2014 and 2013 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Technology Solutions, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $4,103,145 and negative cash flow from operating activities of $267,827, which raises doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, TX

www.mkacpas.com

April 8, 2015

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,173	$4,198
Total current assets	15,173	4,198

Investments net of impairment of $445,000 and $320,000, respectively	—	—
TOTAL ASSETS	$15,173	$4,198

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$328,705	$123,000
Advances payable	—	31,250
Current portion of convertible notes payable, net of discount of $280,892 and $0, respectively	193,824	—
Current portion of accrued interest payable	68,625	—
Total current liabilities	591,154	154,250

Convertible notes payable, net of discount of $355,753 and $442,118, respectively.	9,353	81,958
Accrued interest payable	8,214	34,823
TOTAL LIABILITIES	608,721	271,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0010 stated value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	1,000	—
Common Stock, $0.0010 par value; 616,908 and 208,087 shares issued; and 616,858 and 208,087 outstanding at December 31, 2014 and December 31, 2013, respectively.	617	208
Treasury shares, 50 shares at December 31, 2014	(55)	—
Common stock payable	5,000	5,000
Additional paid-in capital	14,823,239	11,048,163
Accumulated deficit	(15,423,349)	(11,320,204)
Total shareholders’ equity (deficit)	(593,548)	(266,833)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$15,173	$4,198

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013

OPERATING EXPENSES
General and administrative expenses	$3,719,176	$337,081

LOSS FROM OPERATIONS	(3,719,176)	(337,081)

OTHER INCOME (EXPENSE)
Interest expense	(233,969)	(522,610)
Impairment of investment	(150,000)	(50,000)
Total other income (expense)	(383,969)	(572,610)

NET LOSS	$(4,103,145)	$(909,691)

NET LOSS PER COMMON SHARE – Basic and diluted	$(12.55)	$(5.55)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	326,834	163,846

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Common stock	Treasury Shares		Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Shares	Amount	Deficit	Total

BALANCE, December 31, 2012	—	$—	114,009	$114	$9,902,818	$5,000	—	$—	$(10,410,513)	$(502,581)

Common stock issued for conversion of notes payable	—	—	94,078	94	545,341	—	—	—	—	545,435
Beneficial conversion discount on convertible note payable	—	—	—	—	575,958	—	—	—	—	575,958
Imputed interest expense	—	—	—	—	24,046	—	—	—	—	24,046
Net loss	—	—	—	—	-	—	—	—	(909,691)	(909,691)

BALANCE, December 31, 2013	—	$—	208,087	$208	$11,048,163	$5,000	—	$—	(11,320,204)	$(266,833)

Common stock issued for:
Cash and services	—	—	100,000	100	329,900	—	—	—	—	330,000
Conversion of notes payable	—	—	278,000	278	63,072	—	—	—	—	63,350
Share rounding on reverse split	—	—	30,821	31	(31)	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	50	(55)	—	(55)
Preferred stock issued for services	1,000,000	$1,000	—	—	3,009,644	—	—	—	—	3,010,644
Beneficial conversion discount on convertible note	—	—	—	—	365,107	—	—	—	—	365,107
Imputed interest expense	—	—	—	—	7,384	—	—	—	—	7,384
Net loss	—	—	—	—	—	—	—	—	(4,103,145)	(4,103,145)

BALANCE, December 31, 2014	1,000,000	$1,000	616,908	$617	$14,823,239	$5,000	50	$(55)	$(15,423,349)	$(593,548)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,103,145)	$(909,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	170,580	460,420
Imputed interest expense	7,384	24,047
Loss on acquisition	125,000	—
Impairment of investment in joint venture	25,000	50,000
Common stock issued for services	300,000	—
Preferred stock issued for services	3,010,644	—
Changes in operating assets and liabilities:
Accounts receivable	—	—
Accounts payable and accrued liabilities	140,705	46,847
Accrued interest payable	56,005	38,143
NET CASH USED IN OPERATING ACTIVITIES	(267,827)	(290,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	(60,000)	—
Investment in joint ventures	(25,000)	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	(85,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	30,000	—
Proceeds from advances	333,857	343,560
Purchase of treasury shares	(55)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	363,802	343,560

NET INCREASE (DECREASE) IN CASH	10,975	3,326

CASH, at the beginning of the period	4,198	872

CASH, at the end of the period	$15,173	$4,198

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$365,107	$575,957
Beneficial conversion of convertible note payable	$365,107	$575,957
Conversion of convertible notes payable	$63,350	$486,202

The accompanying notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 1. Background Information

Green Technology Solutions, Inc. (“GTSO”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in the State of Delaware on April 1, 1991. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. On October 26, 2010, we changed our name to Green Technology Solutions, Inc.

On July 28, 2014, the Company reincorporated from Delaware to Nevada. Our board of directors and the owners of a majority of our outstanding voting stock approved the reincorporation. Each of our shareholders as of the record date received one share of the Nevada company’s common stock for each 300 shares of our common stock they owned in the Delaware company, with fractional shares to be rounded up to the next whole share, and number of additional whole shares such that each shareholder will own at least five shares. The board of directors and officers of the Nevada company consists of the same persons who are directors and officers prior to the reincorporation. Our daily business operations will continue at the principal executive offices at 2880 Zanker Road, Suite 203, San Jose, California.

GTSO is in the business of trying to keep the world a greener place to live.  Having a greener environment is what we strive to provide so that we may live healthier lives.  The corporate mission is to support the health and wellness sub-market of medical cannabis.

Note 2. Going Concern

For the year ended December 31, 2014, the Company had a net loss of $4,103,145 and negative cash flow from operating activities of $267,827. As of December 31, 2014, the Company has negative working capital of $575,981. The Company has not begun to generate significant revenue from its operations. It does not expect to generate significant revenue or positive cash flow in the near future.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Green Technology Solutions, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

All cash is on deposit with major financial institutions in the United States of America. Deposits with these banks may occasionally exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered cash equivalents. Cash and cash equivalents were $15,173 and $4,198 at December 31, 2014 and 2013, respectively.

Revenue and cost recognition

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Common stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2014 and 2013, respectively.

Earnings (Loss) Per Share

Basic loss per share is computed in accordance with ASC Topic 260, Earnings per Share, by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the twelve months ended December 31, 2014 and 2013. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended October 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At December 31, 2014, the Company had 125,240,095 potentially issuable shares upon the conversion of convertible notes payable and interest.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of December 31, 2014 and 2013 and the periods then ended on a recurring and nonrecurring basis:

December 31, 2014
Description	Level 1	Level 2	Level 3	Total Realized Gain
	$—	$—	$—	$—
Totals	$—	$—	$—	$—

December 31, 2013
Description	Level 1	Level 2	Level 3	Total Realized Gain
	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Beneficial Conversion Feature

Beneficial conversion feature is a non-detachable conversion feature that is in the money at the commitment date. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company’s common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2014 and December 31, 2013.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under GAAP. The new amendments will require an organization to:

·
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period; and

·
Cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendment was effective for the Company beginning January 1, 2014. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The Company adopted ASU No. 2013-01 effective January 1, 2014. The adoption of ASU No. 2013-01 did not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-10 during the year ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 4. Chilerecicla Joint Venture

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

Note 5. Acquisition of Mother Parker

On November 3, 2014, we closed the acquisition of Mother Parker’s Soil, LLC, a California limited liability company (“Mother Parker”) for $125,000. The purchase price was to be paid $25,000 upon signing the purchase agreement on September 5, 2014, $25,000 ten days after signing the agreement, $25,000 30 days after the second payment, and five monthly payments of $10,000. Mother Parker is a cultivator of organic soils. As of December 31, 2014, we have paid $60,000 toward this acquisition. The seller of Mother Parker has verbally agreed to accept the remaining payment as funds become available to the Company.

Mother Parker did not have any tangible assets or liabilities on the date of acquisition. The intangible asset that it has is a soil recipe to be used for the cultivation of medical cannabis. The Company has valued the intangible asset at $0 for accounting purposes. In order to realize value from the soil recipe, the Company would have to have access to the capital needed to manufacture, market and distribute the soil. As a result, we have recorded a loss on acquisition of Mother Parker in the amount of $125,000 for the year ended December 31, 2014.

Note 6. Investment in Elevated Industries

On December 15, 2014, we signed in a profit participation agreement with Elevated Industries Inc. (“Elevated”), a Canadian corporation.  The agreement calls for the Company to contribute up to US$75,000, at its sole discretion. During the year ended December 31, 2014, we have contributed $25,000 toward this joint venture. These contributions are recorded in impairment expense.

Note 7. Advances from Third Parties

The Company received working capital advances totaling $333,857 and $343,560 during the years ended December 31, 2014 and 2013, respectively. The total advances outstanding as of December 31, 2014 and 2013 were $0 and $31,250, respectively. These advances are non-interest bearing and payable upon demand. The Company recognized imputed interest of $7,384 and $24,047 during the years ended December 31, 2014 and 2013, respectively. The imputed interest was recorded as an increase in additional paid in capital.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended December 31, 2014 and 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended December 31, 2014 and 2013 are as follows.

	2014	2013
Tax benefit at U.S. statutory rate	$1,395,069	$3,378,227
Valuation allowance	(1,395,069)	(3,378,227)
	$—	$—

Note 9. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Convertible note payable, dated April 1, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	$12,808	$11,598
Convertible note payable, dated May 15, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	6,567	5,947
Convertible note payable, dated October 31, 2012, bearing interest at 10% per annum, matures on April 30, 2014 and convertible into shares of common stock at $0.02 per share. This note is in default.	62	1,423
Convertible note payable, dated April 1, 2013, bearing interest at 10% per annum, matures on March 31, 2015 and convertible into shares of common stock at $0.01 per share.	5,999	25,613
Convertible note payable, dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.01 per share.	136,969	167,185
Convertible note payable, dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.01 per share.	312,310	312,310
Convertible note payable, dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.01 per share.	162,947	—
Convertible note payable, dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $2.00 per share.	202,160	—
Total convertible notes payable	$839,822	$524,076

Less: current portion of convertible notes payable	(474,716)	—
Less: discount on noncurrent convertible notes payable	(355,753)	(442,118)
Convertible notes payable, net of discount	$9,353	$81,958

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Conversions of Convertible Debt into Equity

The holders of the $251,468 convertible note payable signed on October 31, 2012 elected to convert principal and interest at a rate of $0.02 per share as follows:

Date	Principal & Interest Converted	Common Stock Issued upon Conversion
October 10, 2014	$340	17,000
October 21, 2014	340	17,000
November 4, 2014	420	21,000
November 6, 2014	440	22,000
Total	$1,540	77,000

There was no discount balance on this note on the dates of the conversions.  There was no gain or loss on the conversion, as it was effected in accordance with the terms of the convertible note payable.

The holders of the $96,463 convertible note payable signed on April 1, 2013 elected to convert principal and interest at a rate of $0.01 per share as follows:

Date	Principal & Interest Converted	Common Stock Issued upon Conversion
January 14, 2014	20,000	6,667
December 9, 2014	250	25,000
December 18, 2014	250	25,000
Total	$20,500	56,667

The unamortized discount related to this principal was $10,450. We amortized this amount to interest expense. We recognized the $20,500 of converted principal and interest as in increase in stockholders’ equity.  There was no gain or loss on the conversion, as it was effected in accordance with the terms of the convertible note payable.

The holders of the $167,185 convertible note payable signed on June 30, 2013 elected to convert principal and interest at a rate of $0.01 per share as follows:

Date	Principal & Interest Converted	Common Stock Issued upon Conversion
January 27, 2014	$20,000	6,667
January 30, 2014	20,000	6,667
September 26, 2014	170	17,000
September 26, 2014	170	17,000
November 26, 2014	460	46,000
December 11, 2014	260	26,000
December 12, 2014	250	25,000
Total	$41,310	144,334

The unamortized discount related to this principal was $21,399. We amortized this amount to interest expense. We recognized the $41,310 of converted principal and interest as in increase in stockholders’ equity.  There was no gain or loss on the conversion, as it was effected in accordance with the terms of the convertible note payable.

Convertible notes issued

During the year ended December 31, 2014, the Company signed convertible promissory notes, which refinanced non-interest bearing advances in the amount of $365,107 into convertible notes payable. These notes are payable along with interest at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate Per Share	Amount of Note
June 30, 2014	June 30, 2016	10%	$0.005	$162,947
December 31, 2014	December 31, 2016	10%	2.00	202,160
				$365,107

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of the new instrument was less than 10% from the present value of the remaining cash flows under the terms of the original note. No gain or loss on the modifications was required to be recognized.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion features in the amounts of $162,947 and $202,160 on June 30, 2014 and December 31, 2014, respectively. The beneficial conversion features were recorded as an increase in additional paid-in capital and a beneficial conversion discount. The beneficial conversion discount is being amortized to interest expense over the lives of the notes.

Note 10. Related Party Transactions

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

Note 11. Stockholders’ Equity

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

Imputed Interest

The Company recognized imputed interest of $7,384 and $24,047 during the years ended December 31, 2014 and 2013, respectively. We recorded the imputed interest as an increase in additional paid-in capital.

Treasury Shares

We paid $55 for 50 treasury shares on October 15, 2014. These shares were purchased from shareholders who dissented with our reincorporation into Nevada.

Issuance of Common Stock for Convertible Note Conversion

Date	Principal & Interest Converted	Common Stock Issued upon Conversion
January 14, 2014	$20,000	6,666
January 27, 2014	20,000	6,667
January 30, 2014	20,000	6,667
September 26, 2014	170	17,000
September 26, 2014	170	17,000
October 10, 2014	340	17,000
October 21, 2014	340	17,000
November 4, 2014	420	21,000
November 6, 2014	440	22,000
November 26, 2014	460	46,000
December 9, 2014	250	25,000
December 11, 2014	260	26,000
December 12, 2014	250	25,000
December 18, 2014	250	25,000
Total	$63,350	278,000

Note 12. Subsequent Events

On January 12, 2015, the holders of the note signed on April 1, 2013 converted $300 of principal and accrued interest into 30,000 shares of common stock at a rate of $0.01 per share.

On January 14, 2015, the holders of the note signed on April 1, 2013 converted $300 of principal and accrued interest into 30,000 shares of common stock at a rate of $0.01 per share.

On January 27, 2015, the holders of the note signed on April 1, 2013 converted $320 of principal and accrued interest into 32,000 shares of common stock at a rate of $0.01 per share.

On February 6, 2015, the holders of the note signed on April 1, 2013 converted $350 of principal and accrued interest into 35,000 shares of common stock at a rate of $0.01 per share.

On February 16, 2015, the holders of the note signed on April 1, 2013 converted $1,050 of principal and accrued interest into 105,000 shares of common stock at a rate of $0.01 per share.

On February 26, 2015, the holders of the note signed on April 1, 2013 converted $800 of principal and accrued interest into 80,000 shares of common stock at a rate of $0.01 per share.

On March 12, 2015, the holders of the note signed on June 30, 2013 converted $1,900 of principal and accrued interest into 190,000 shares of common stock at a rate of $0.01 per share.

On April 1, 2015, the holders of the note signed on June 30, 2013 converted $2,000 of principal and accrued interest into 200,000 shares of common stock at a rate of $0.01 per share.

On March 5, 2015 (“Closing Date”), GTSO signed an asset purchase agreement (the “Agreement”) to acquire an approximately 1,300 square foot Class 5 clean room (the “Clean Room”). The Company expects to install the Clean Room in Colorado where it will serve as a center for hygienic testing and quality control services to cannabis growers and retailer. GTSO will pay a total of $2,500,000 for the Clean Room. $250,000 will be paid in cash installments of (i) $25,000 on the Closing Date; (ii) $25,000 payable 10 days after the Closing Date; and (iii) four monthly installments of $50,000 beginning 30 days after the second payment. The remaining $2,250,000 will be payable in common stock of the Company. The Company issued 3,000,000 shares of its common stock immediately in satisfaction of this requirement. These 3,000,000 shares will be registered for resale by the selling shareholder.

GTSO is required to prepare and file a registration statement with the Securities and Exchange Commission to register the shares underlying this agreement within 30 days after the Closing Date and to use its best efforts to cause that registration statement to be declared effective within 270 days.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended December 31, 2014 and 2013.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Wallace Browne 2880 Zanker Road, Suite 203 San Jose, CA 95134	45	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Mr. Browne was appointed as CEO and a member of the board of directors on May 13, 2014.

Biographies

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

Committees of the Board of Directors

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee, or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

4We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions

Our Board of Directors is comprised of solely of Mr. Browne who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

Code of Business Conduct and Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Wallace is paid $60,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Wallace Browne CEO	2014	36,000	—	—	—	—	—	—	36,000

Paul Watson Former CEO	2014	22,500	—	—	—	—	—	—	22,500
	2013	60,000	—	—	—	—	—	—	60,000
	2012	60,000	—	—	—	—	—	—	60,000

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Wallace Browne	—	—	—	—	—	—	—	—	—

Paul Watson	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We do not have any non-employee directors.

Our Board of Directors is comprised of Wallace Browne. Mr. Browne also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2014 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant, or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of April 7, 2015, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
SRN Properties Corporation 14100 Southwest Freeway, Suite 360 Sugarland, TX 77478 (1)	3,000,000	69.5%

Eastern Rim Funds Inc. San Francisco 65 E St House No 35 Panama City Panama (2)	104,113	2.4%

Wallace Browne	—	0.0%

All directors and executive officers as a group (1 person).	—	0.0%

(1)      John Nguyen, President of SRN Properties Corporation may be deemed to have voting and dispositive control over the shares of our common stock held by SRN Properties Corporation.

(2)      Aleksandra Zapatrina of Eastern Rim Funds Inc. may be deemed to have voting and dispositive control over the shares of our common stock held by Eastern Rim Funds Inc. In addition to the common shares owned, Eastern Rim Funds owns 1,000,000 shares of our Series E preferred stock which represents 100% of the outstanding Series E preferred stock. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees	$16,250	$19,700

Audit Related Fees1	$—	$—

Tax Fees2	$—	$—

All Other Fees3	$—	$—

Total Fees	$16,250	19,700

Notes to the Accountants Fees Table:

(1)
Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation 1
3.2	Bylaws 1
31.1	Rule 13a-14(a) Certification of Chief Executive Officer 2
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer 2
101	XBRL Interactive Data 3,4

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 15, 2006.

(2)	Filed or furnished herewith.

(3)	To be submitted by amendment.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

Date: April 8, 2015	BY: /s/ Wallace Browne
Wallace Browne
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director