Form 10-Q
period 2015-03-31
Green Technology Solutions, Inc.
filed 2015-05-20
CIK 874792

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 4,938,908 shares of common stock are issued and outstanding as of May 19, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Green Technology Solutions, Inc., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,352	$15,173
Total current assets	1,352	15,173

Investment net of impairment of $450,000 and $445,000, respectively	—	—
Deposit for purchase of fixed assets	5,650,000	—
TOTAL ASSETS	$5,651,352	$15,173

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$624,921	$328,705
Current portion of convertible notes payable, net of discount of $222,621 and $280,892, respectively	247,721	193,824
Current portion of accrued interest payable	77,735	68,625
Total current liabilities	950,377	591,154

Convertible notes payable, net of discount of $432,910 and $355,753, respectively	20,166	9,353
Accrued interest payable	17,217	8,214
TOTAL LIABILITIES	987,760	608,721

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0010 stated value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	1,000	1,000
Common stock, $0.0010 par value; 480,000,000 shares authorized; 4,308,908 shares and 616,908 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4,309	617
Treasury shares, 50 shares as of March 31, 2015 and December 31, 2014	(55)	(55)
Additional paid-in capital	20,315,162	14,823,239
Common stock payable	5,000	5,000
Accumulated deficit from prior operations	—	—
Accumulated deficit	(15,661,824)	(15,423,349)
Total shareholders’ equity (deficit)	4,663,592	(593,548)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,651,352	$15,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended March 31,
	2015	2014

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	143,007	405,834

LOSS FROM OPERATIONS	(143,007)	(405,834)

OTHER INCOME (EXPENSE)
Interest expense	(90,468)	(76,236)
Impairment on investment	(5,000)	—
Total other income (expense)	(95,468)	(76,236)

NET LOSS	$(238,475)	(482,070)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.13)	(2.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	1,773,086	222,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (UNAUDITED)

	Preferred stock		Common stock		Additional paid in	Common Stock	Treasury Shares		Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Shares	Amount	deficit	Total

BALANCE, December 31, 2014	1,000,000	$1,000	616,908	$617	$14,823,239	$5,000	50	$(55)	$(15,423,349)	$(593,548)

Common stock issued for:
Conversion of notes payable	—	—	692,000	692	6,228	—	—	—	—	6,920
Purchase of fixed assets	—	—	3,000,000	3,000	5,397,000	—	—	—	—	5,400,000
Beneficial conversion discount on convertible note	—	—	—	—	87,970	—	—	—	—	87,970
Imputed interest expense	—	—	—	—	725	—	—	—	—	725
Net loss	—	—	—	—	—	—	—	—	(238,475)	(238,475)

BALANCE, March 31, 2015	1,000,000	$1,000	4,308,908	$4,309	$20,315,162	$5,000	50	$(55)	$(15,661,824)	$4,663,592

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months ended March 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(238,475)	$(482,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	69,084	62,682
Imputed interest expense	725	1,537
Impairment of investment in Elevated Industries	5,000	—
Common stock issued for services	—	300,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	96,216	27,286
Accrued interest payable	20,659	12,017
NET CASH USED IN OPERATING ACTIVITIES	(46,791)	(78,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid for purchase of fixed assets	(50,000)	—
Investment in joint venture	(5,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(55,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	30,000
Proceeds from advances	87,970	70,636
NET CASH PROVIDED BY FINANCING ACTIVITIES	87,970	100,636

NET INCREASE (DECREASE) IN CASH	(13,821)	22,088

CASH, at the beginning of the period	15,173	4,198

CASH, at the end of the period	$1,352	$26,286

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$87,970	$—
Beneficial conversion discount on convertible note payable	$87,970	$—
Conversion of convertible notes payable	$6,920	$60,000
Common stock issued for services	$—	300,000
Common stock issued to purchase assets	$5,400,000	$—
Deposit on purchase of fixed assets included in accounts payable	$200,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

Note 1. General Organization and Business

Green Technology Solutions, Inc. (“GTSO”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in Delaware on June 12, 2010. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. On October 26, 2010, we changed our name to Green Technology Solutions, Inc. On July 28, 2014, the Company reincorporated from Delaware to Nevada. Our principal executive offices are at 2880 Zanker Road, Suite 203, San Jose, CA. Our year-end is December 31.

GTSO is in the business of trying to keep the world a greener place to live. Having a greener environment is what we strive to provide so that we may live healthier lives. The corporate mission is to support the health and wellness sub-market of medical cannabis.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2015, the Company has generated net losses since inception of $95,468. For the three months ended March 31, 2015, the Company had a net loss of $238,475 and negative cash flow from operating activities of $46,791. As of March 31, 2015, the Company had negative working capital of $949,025. Management does not anticipate having positive cash flow from operations in the near future.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Basis of presentations

The consolidated financial statements and related disclosures have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the Consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These Consolidated financial statements should be read in conjunction with the Consolidated financial statements for the fiscal year ended December 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries from the date of their formations. Significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $1,352 and $15,173 at March 31, 2015 and December 31, 2014, respectively.

Revenue Recognition

The Company follows ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Common Stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2015 or December 31, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three months ended March 31, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended October 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At March 31, 2015, the Company had 86,324,431  potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of March 31, 2015 and December 31, 2014.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

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

5. Recognize revenue when (or as) the entity satisfied a performance obligation.

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.
Contracts with customer, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

2.
Significant judgements and changes in judgements, determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

3.	Assets recognized from the costs to fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

1.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

2.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

3.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued—but not yet effective—accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

Note 5. Acquisition of Mother Parker

On November 3, 2014, we closed the acquisition of Mother Parker’s Soil, LLC, a California limited liability company (“Mother Parker”), for $125,000. The purchase price was to be paid $25,000 upon signing the purchase agreement on September 5, 2014, $25,000 ten days after signing the agreement, $25,000 30 days after the second payment, and five monthly payments of $10,000. Mother Parker is a cultivator of organic soils. As of March 31, 2015, we have paid $60,000 toward this acquisition. The seller of Mother Parker has verbally agreed to accept the remaining payment as funds become available to the Company.

Mother Parker did not have any tangible assets or liabilities on the date of acquisition. The intangible asset that it has is a soil recipe to be used for the cultivation of medical cannabis. The Company has valued the intangible asset at $0 for accounting purposes. In order to realize value from the soil recipe, the Company would have to have access to the capital needed to manufacture market and distribute the soil. As a result, we recorded a of $125,000 loss on acquisition of Mother Parker for the year ended December 31, 2014.

Note 6. Investment in Elevated Industries

On December 15, 2014, we signed in a profit participation agreement with Elevated Industries Inc. (“Elevated”), a Canadian corporation. The agreement calls for the Company to contribute up to US$75,000, at its sole discretion. As of March 31, 2015, we have contributed $30,000 toward this joint venture. These contributions are recorded in impairment expense due to the lack of current revenue and Elevated showing no signs of future revenue currently.

Note 7. Advances

During the three months ended March 31, 2015, Vista View Ventures, Inc. advanced $87,970 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $87,970 of the advances into convertible notes payable with Vista View Ventures, Inc. As of March 31, 2015 and December 31, 2014, advances in the amount of $0 and $0, respectively, are included in current liabilities on the consolidated balance sheets.

During the three months ended March 31, 2015, we recognized imputed interest expense of $725 on these advances.

Note 8. Deposit for Clean Room

On March 4, 2015, the Company signed an asset purchase agreement to acquire an approximately 1,300 square foot Class 5 clean room. The Company expects to install the clean room in Colorado, where it will serve as a center for hygienic testing and quality control services to cannabis growers and retailers. The agreement calls for GTSO to pay a total of $2,500,000 for the clean room with $250,000 to be paid in cash installments and the remaining $2,250,000 payable by the issuance of 3,000,000 shares of common stock of the Company. As of March 31, 2015, we have made cash payments of $50,000 and issued 3,000,000 shares of our common stock in satisfaction of this requirement. For accounting purposes, the shares issued for the purchase of the clean room were valued at $5,400,000 based on the fair market value of the stock on the date the agreement was signed. The Company does not have the right to install and begin using the clean room until the purchase price is paid in full. As a result, the purchase price has been recorded as a deposit for the purchase of fixed assets on the balance sheet.

The 3,000,000 shares of common stock issued for the purchase of the clean room will be exchanged in three tranches of 1,000,000 shares each for a number of shares with a total value based on the 20-day volume weighted average price (as defined in the agreement) of $750,000 for each tranche. The exchange dates are (1) the later of 60 days following the closing or the date the registration statements is declared effective, (2) the end of the sixth months following the closing date, and (3) the end of the eighth month following the closing date.

We are required to prepare and file a registration statement with the Securities and Exchange Commission to register the shares underlying this agreement within 30 days after the signing of the agreement and to use our best efforts to cause that registration statement to be declared effective within 270 days.

Note 9. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Convertible note payable, dated April 1, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	$13,124	$12,808
Convertible note payable, dated May 15, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	6,729	6,567
Convertible note payable, dated October 31, 2012, bearing interest at 10% per annum, matures on April 30, 2014 and convertible into shares of common stock at $0.02 per share. This note is in default.	64	62
Convertible note payable, dated April 1, 2013, bearing interest at 10% per annum, matures on March 31, 2015 and convertible into shares of common stock at $0.01 per share.	1,147	5,999
Convertible note payable, dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.01 per share.	136,969	136,969
Convertible note payable, dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.01 per share.	312,310	312,310
Convertible note payable, dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.01 per share.	162,946	162,947
Convertible note payable, dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $2.00 per share.	202,160	202,160
Convertible note payable dated March 31, 2015, bearing interest at 10% per annum, maturing on March 31, 2017, and convertible into shares of common stock at $1.10 per share.	87,970	—
Total convertible notes payable	$923,418	$839,822

Less: current portion of convertible notes payable	(470,342)	(474,716)
Less: discount on noncurrent convertible notes payable	(432,910)	(355,753)
Convertible notes payable, net of discount	$20,166	$9,353

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Advances Refinanced into Convertible Promissory Notes

During the three months ended March 31, 2015, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
March 31, 2015	March 31, 2017	10%	$1.10	$87,970	$87,970

Conversions to Common Stock

During three months ended March 31, 2015, the holders of the Convertible Note Payable dated April 1, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount Amortized
January 12, 2015	$300	30,000	$—
January 14, 2015	300	30,000	—
January 27, 2015	320	32,000	—
February 6, 2015	350	35,000	—
February 16, 2015	350	35,000	—
February 16, 2015	350	35,000	—
February 16, 2015	350	35,000	—
February 26, 2015	400	40,000	—
February 26, 2015	400	40,000	—
March 11, 2015	1,900	190,000	—
Total	$5,020	502,000	$—

During three months ended March 31, 2015, the holders of the Convertible Note Payable dated June 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount Amortized
March 12, 2015	$1,900	190,000	$—
Total	$1,900	190,000	$—

Note 10. Stockholders’ Equity

Conversion of shares

During three months ended March 31, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
January 12, 2015	$300	30,000
January 14, 2015	300	30,000
January 27, 2015	320	32,000
February 6, 2015	350	35,000
February 16, 2015	350	35,000
February 16, 2015	350	35,000
February 16, 2015	350	35,000
February 26, 2015	400	40,000
February 26, 2015	400	40,000
March 11, 2015	1,900	190,000
March 12, 2015	1,900	190,000
Total	$6,920	692,000

Discount on Beneficial Conversion Feature of Convertible Notes Payable

During the year the company ended March 31, 2015 the Company issued convertible notes payable. At the time of the conversion, we recorded a discount to convertible notes payable to reflect the beneficial conversion feature of the note.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
March 31, 2015	March 31, 2017	10%	$1.10	$87,970	$87,970

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

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion features as show in the table above. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the note.

Imputed Interest

During three months ended March 31, 2015, we recognized imputed interest of $725 as an increase to shareholders’ equity.

Shares Issued to Purchase Fixed Assets

On March 13, 2015, we issued 3,000,000 shares of common stock, pursuant to the terms to acquire a class 5 clean room (See footnote 7). These shares are valued at $2,750,000. We are required to prepare and file a registration statement with the Securities and Exchange Commission to register the shares underlying this agreement within 30 days after the Closing Date and to use its best efforts to cause that registration statement to be declared effective within 270 days.

Note 11. Subsequent Events

On April 1, 2015 the holder of the convertible promissory note dated June 20, 2013, converted $2,000 of accrued interest into 200,000 shares of common stock, at a conversion rate of $0.01 per share.

On April 13, 2015 the holder of the convertible promissory note dated June 20, 2013, converted $2,000 of accrued interest into 200,000 shares of common stock, at a conversion rate of $0.01 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Green Technology Solutions, Inc. (“GTSO”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in Delaware on June 12, 2010. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. On October 26, 2010, we changed our name to Green Technology Solutions, Inc. On July 28, 2014, the Company reincorporated from Delaware to Nevada. Our principal executive offices are at 2880 Zanker Road, Suite 203, San Jose, CA. Our year-end is December 31.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2014 on Form 10-K.

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

General and Administrative Expenses
We incurred general and administrative expenses of $143,007 and $405,834 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2014, we had incurred stock compensation expense of $300,000, whereas we had no stock compensation expense during the three months ended March 31, 2015. This was offset by a $28,650 increase in professional fees.

Interest Expense
Interest expense increased from $76,236 for the three months ended  March 31, 2014 to $90,468 for the three months ended  March 31, 2015. Interest expense for the three months ended  March 31, 2015 included amortization of discount on convertible notes payable in the amount of $69,084, compared to $62,682 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss
We incurred a net loss of $238,475 for the three months ended  March 31, 2015 as compared to $482,070 for the comparable period of 2014. The decrease in the net loss was primarily the result of the decrease in stock compensation expense discussed above.

Liquidity and Capital Resources

At March 31, 2015, we had cash on hand of $1,352. The company has negative working capital of $949,025 . Net cash used in operating activities for the three months ended March 31, 2015 was $46,791. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of March 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of March 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation1
3.2	Bylaws1
21	Subsidiaries of the Registrant3
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.3
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.3
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.2,3

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 15, 2006

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

Date: May 20, 2015	BY: /s/ Wallace Browne
Wallace Browne
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director