Form 10-Q
period 2015-06-30
Green Technology Solutions, Inc.
filed 2015-08-19
CIK 874792

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 9,425,875 shares of common stock are issued and outstanding as of August 17, 2015.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,448	$15,173
Total current assets	1,448	15,173

Investment net of impairment of $455,000 and $445,000, respectively	—	—
Deposit for purchase of fixed assets	5,650,000	—
TOTAL ASSETS	$5,651,448	$15,173

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$453,589	$328,705
Accounts payable to related party	200,000	-
Current portion of convertible notes payable, net of discount of $279,116 and $280,892, respectively	344,518	193,824
Current portion of accrued interest payable	89,097	68,625
Total current liabilities	1,087,204	591,154

Convertible notes payable, net of discount of $358,018 and $355,753, respectively	13,925	9,353
Accrued interest payable	12,218	8,214
TOTAL LIABILITIES	1,113,347	608,721

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0010 par value; 480,000,000 shares authorized; 6,938,875 shares and 616,908 shares issued; 6,938,858 and 616,858 shares outstanding at June 30, 2015 and December 31, 2014, respectively	6,939	617
Preferred stock, $0.0010 stated value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,000	1,000
Treasury shares, 17 and 50 shares as of June 30, 2015 and December 31, 2014, respectively	(19)	(55)
Additional paid-in capital	20,421,948	14,823,239
Common stock payable	5,000	5,000
Accumulated deficit	(15,896,767)	(15,423,349)
Total shareholders’ equity (deficit)	4,538,101	(593,548)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,651,448	$15,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	248,390	501,384	105,383	95,550

LOSS FROM OPERATIONS	(248,390)	(501,384)	(105,383)	(95,550)

OTHER INCOME (EXPENSE)
Interest expense	(215,028)	(118,724)	(124,560)	(42,488)
Impairment on investment	(10,000)	—	(5,000)	—
Total other income (expense)	(225,028)	(118,724)	(129,560)	(42,488)

NET LOSS	$(473,418)	(620,108)	(234,943)	(138,038)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.14)	(2.54)	$(0.04)	$(0.52)

WEIGHT AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — Basic and diluted	3,369,708	244,256	5,245,487	265,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
 (UNAUDITED)

	Preferred stock		Common stock		Additional paid in	Common Stock	Treasury Shares		Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Shares	Amount	deficit	Total

BALANCE, December 31, 2014	1,000,000	$1,000	616,908	$617	$14,823,239	$5,000	50	$(55)	$(15,423,349)	$(593,548)

Common stock issued for:
Conversion of notes payable	—	—	3,322,000	3,322	29,898	—	—	—	—	33,220
Purchase of fixed assets	—	—	3,000,000	3,000	5,397,000	—	—	—	—	5,400,000
Beneficial conversion discount on convertible note	—	—	—	—	169,783	—	—	—	—	169,783
Imputed interest expense	—	—	—	—	2,064	—	—	—	—	2,064
Treasury shares retired	—	—	(33)	—	(36)	—	33	36	—	—
Net loss	—	—	—	—	—	—	—	—	(473,418)	(473,418)

BALANCE, June 30, 2015	1,000,000	$1,000	6,938,875	$6,939	$20,421,948	$5,000	17	$(19)	$(15,896,767)	$4,538,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six months ended June 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(473,418)	$(620,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	169,294	89,618
Imputed interest expense	2,064	5,255
Impairment of investment in Elevated Industries	10,000	—
Common stock issued for services	—	300,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	124,884	56,304
Accrued interest payable	43,668	23,851
NET CASH USED IN OPERATING ACTIVITIES	(123,508)	(145,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid for purchase of fixed assets	(50,000)	—
Investment in joint venture	(10,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(60,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	30,000
Proceeds from advances	169,783	131,696
NET CASH PROVIDED BY FINANCING ACTIVITIES	169,783	161,696

NET INCREASE (DECREASE) IN CASH	(13,725)	16,616

CASH, at the beginning of the period	15,173	4,198

CASH, at the end of the period	$1,448	$20,814

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$169,783	$162,946
Beneficial conversion discount on convertible note payable	$169,783	$162,946
Conversion of convertible notes payable	$33,220	$60,000
Cancellation of treasury shares	$36	$—
Common stock issued for services	$—	$300,000
Deposit on purchase of fixed assets included in accounts payable	$5,400,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2015, the Company had a net loss of $473,418 and negative cash flow from operating activities of $123,508. As of June 30, 2015, the Company had negative working capital of $1,085,756. Management does not anticipate having positive cash flow from operations in the near future.

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

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the Consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These Consolidated financial statements should be read in conjunction with the Consolidated financial statements for the fiscal year ended December 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $1,448 and $15,173 at June 30, 2015 and December 31, 2014, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 or December 31, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the six months ended June 30, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. At June 30, 2015, the Company had 125,240,095 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of June 30, 2015 and December 31, 2014.

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

Note 4. Investment in Elevated Industries

On December 15, 2014, we signed in a profit participation agreement with Elevated Industries Inc. (“Elevated”), a Canadian corporation. The agreement calls for the Company to contribute up to US$75,000, at its sole discretion. As of June 30, 2015, we have contributed $35,000 toward this joint venture. These contributions were recorded in impairment expense due to the lack of current revenue and no indications of future revenue.

Note 5. Advances

During the six months ended June 30, 2015, Vista View Ventures, Inc. advanced $169,783 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $169,783 of the advances into convertible notes payable with Vista View Ventures, Inc. As of June 30, 2015 and December 31, 2014, advances in the amount of $0 and $0, respectively, are included in current liabilities on the consolidated balance sheets.

During the six months ended June 30, 2015, we recognized imputed interest expense of $2,064 on these advances.

Note 6. Deposit for Clean Room

On March 4, 2015, the Company signed an asset purchase agreement with SRN Properties Corporation (“SRN Properties”) to acquire an approximately 1,300 square foot Class 5 clean room (the “Clean Room”). The Company expects to install the Clean Room in Colorado, where it will serve as a center for hygienic testing and quality control services to cannabis growers and retailers. The agreement calls for GTSO to pay a total of $2,500,000 for the clean room with $250,000 to be paid in cash installments and the remaining $2,250,000 payable by the issuance of 3,000,000 shares of common stock of the Company. As of June 30, 2015, we have made cash payments of $50,000 and issued 3,000,000 shares of our common stock in satisfaction of this requirement. As of June 30, 2015, the remaining cash owed to SRN Properties of $200,000 has been recorded as accounts payable to related party on the balance sheet. SRN Properties was not a related party prior to the acquisition; however, it is a significant shareholder after the acquisition. For accounting purposes, the shares issued for the purchase of the Clean Room were valued at $5,400,000 based on the fair market value of the stock on the date the agreement was signed. The Company does not have the right to install and begin using the clean room until the purchase price is paid in full. As a result, the purchase price has been recorded as a deposit for the purchase of fixed assets on the balance sheet.

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

Note 7. Related Party

As of June 30, 2015, the Company owes $200,000 to SRN Properties for the purchase of the Clean Room. SRN Properties is a significant shareholder of the Company as a result of the transaction discussed in Note 6.

Note 8. Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Convertible note dated April 1, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	$13,45	$12,808
Convertible note dated May 15, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	6,896	6,567
Convertible note dated October 31, 2012, bearing interest at 10% per annum, matures on April 30, 2014 and convertible into shares of common stock at $0.02 per share. This note is in default.	64	62
Convertible note dated April 1, 2013, bearing interest at 10% per annum, matures on March 31, 2015 and convertible into shares of common stock at $0.01 per share. This note is in default.	1,147	5,999
Convertible note dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.01 per share.	126,820	136,969
Convertible note dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.01 per share.	312,310	312,310
Convertible note dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.01 per share.	162,946	162,947
Convertible note dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $2.00 per share.	202,160	202,160
Convertible note dated March 31, 2015, bearing interest at 10% per annum, maturing on March 31, 2017, and convertible into shares of common stock at $1.10 per share.	87,970	—
Convertible note dated June 30, 2015, bearing interest at 10% per annum, maturing on June 30, 2017, and convertible into shares of common stock at $0.15 per share.	81,813	—
Total convertible notes payable	$995,577	$839,822

Less: current portion of convertible notes payable	(623,634)	(474,716)
Less: discount on noncurrent convertible notes payable	(358,018)	(355,753)
Convertible notes payable, net of discount	$13,925	$9,353

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Advances Refinanced into Convertible Promissory Notes

During the three months ended June 30, 2015, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
March 31, 2015	March 31, 2017	10%	$1.10	$87,970	$87,970
June 30, 2015	June 30, 2017	10%	0.15	81,813	81,813
				$169,783	$169,783

Conversions to Common Stock

During six months ended June 30, 2015, the holders of the Convertible Note Payable dated April 1, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount Amortized
January 12, 2015	$300	30,000	$—
January 14, 2015	300	30,000	—
January 27, 2015	320	32,000	—
February 6, 2015	350	35,000	—
February 16, 2015	350	35,000	—
February 16, 2015	350	35,000	—
February 16, 2015	350	35,000	—
February 26, 2015	400	40,000	—
February 26, 2015	400	40,000	—
March 11, 2015	1,900	190,000	—
April 1, 2015	2,000	200,000	—
April 13, 2015	2,000	200,000	—
April 28, 2015	2,300	230,000	—
May 5, 2015	2,300	230,000	—
May 22, 2015	2,500	250,000	—
June 2, 2015	2,500	250,000	—
June 16, 2015	2,800	280,000	—
June 23, 2015	2,900	290,000	—
June 25, 2015	1,800	180,000	—
June 26, 2015	1,400	140,000	—
June 29, 2015	1,000	100,000	—
June 30, 2015	2,800	280,000	—
Total	$31,320	3,132,000	$—

During six months ended June 30, 2015, the holders of the Convertible Note Payable dated June 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount Amortized
March 12, 2015	$1,900	190,000	$—
Total	$1,900	190,000	$—

Note 9. Stockholders’ Equity

Conversion of shares

During the six months ended June 30, 2015, we issued 3,322,000 shares as a result of the conversion of convertible promissory notes of $33,220. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Discount on Beneficial Conversion Feature of Convertible Notes Payable

During the year the company ended June 30, 2015 the Company issued convertible notes payable. At the time of the conversion, we recorded a discount to convertible notes payable to reflect the beneficial conversion feature of the note.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
March 31, 2015	March 31, 2017	10%	$1.10	$87,970	$87,970
June 30, 2015	June 30, 2017	10%	0.15	81,813	81,813
				$169,783	$169,783

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

Imputed Interest

During six months ended June 30, 2015 and 2014, we recognized imputed interest of $2,064 and $5,255 as an increase to shareholders’ equity.

Shares Issued to Purchase Fixed Assets

On March 13, 2015, we issued 3,000,000 shares of common stock, pursuant to the terms to acquire a class 5 clean room (See footnote 6). These shares are valued at $5,400,000. We are required to prepare and file a registration statement with the Securities and Exchange Commission to register the shares underlying this agreement within 30 days after the Closing Date and to use its best efforts to cause that registration statement to be declared effective within 270 days.

Note 10. Subsequent Events

On July 8, 2015, the holder of the convertible promissory note dated June 30, 2013, converted $2,270 of principal and accrued interest into 227,000 shares of common stock, at a conversion rate of $0.01 per share.

On July 15, 2015, the holder of the convertible promissory note dated June 30, 2013, converted $2,250 of principal and accrued interest into 225,000 shares of common stock, at a conversion rate of $0.01 per share.

On July 16, 2015, the holder of the convertible promissory note dated June 30, 2013, converted $1,750 of principal and accrued interest into 175,000 shares of common stock, at a conversion rate of $0.01 per share.

On July 17, 2015, the holders of the convertible promissory note dated June 30, 2013, converted $7,500 of principal and accrued interest into 750,000 shares of common stock, at a conversion rate of $0.01 per share.

On July 21, 2015, the holders of the convertible promissory note dated June 30, 2013, converted $3,350 of principal and accrued interest into 335,000 shares of common stock, at a conversion rate of $0.01 per share.

On July 31, 2015, the holders of the convertible promissory note dated June 30, 2013, converted $3,100 of principal and accrued interest into 310,000 shares of common stock, at a conversion rate of $0.01 per share.

On August 5, 2015, the holders of the convertible promissory note dated June 30, 2013, converted $1,370 of principal and accrued interest into 137,000 shares of common stock, at a conversion rate of $0.01 per share.

On August 13, 2015, the holders of the convertible promissory note dated June 30, 2013, converted $3,280 of principal and accrued interest into 328,000 shares of common stock, at a conversion rate of $0.01 per share.

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

Results of Operations

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

General and Administrative Expenses
We incurred general and administrative expenses of $248,390 and $501,384 for the six months ended June 30, 2015 and 2014, respectively. During the three months ended March 31, 2014, we had incurred stock compensation expense of $300,000, whereas we had no stock compensation expense during the three months ended March 31, 2015. This was offset by a $67,825 increase in professional fees and a $9,802 increase in expenses related to investor relations.

Interest Expense
Interest expense increased from $118,724 for the six months ended June 30, 2014 to $215,028 for the six months ended  June 30, 2015. Interest expense for the six months ended June 30, 2015 included $169,294 for amortization of the discount on convertible notes, compared to $89,618 for the comparable period of 2014. The interest expense on our convertible notes increased by $19,817, due to higher average balances on these notes. This was offset by a small decrease in imputed interest on advances that the company received.

Investment Impairment
We recorded $10,000 impairment on our Elevated Industries investment during the six months ended June 30, 2015, versus $0 during the comparable period of 2014.

Net Loss
We incurred a net loss of $473,418 for the six months ended June 30, 2015 as compared to $620,108 for the comparable period of 2014. The decrease in the net loss was primarily due to the lack of stock compensation expense during the current year, offset by an increase in interest expense.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $105,383 and $95,550 for the three months ended June 30, 2015 and ended 2014, respectively. The $9,833 increase was driven by an increase in professional fees.

Interest Expense
Interest expense increased from $42,488 for the three months ended June 30, 2014 to $124,560 for the three months ended June 30, 2015. This was primarily due to amortization of the discount on our convertible notes, which increased from $26,973 last year to $100,210 this year. Interest expense on our convertible notes increased from $11,836 to $23,010, as we had higher average note balances during the current year. This is offset to by a small reduction in imputed interest on advances that we received.

Investment Impairment
We recorded $5,000 impairment on our Elevated Industries investment during the three months ended June 30, 2015, versus $0 during the comparable period of 2014.

Net Loss
We incurred a net loss of $234,943 for the three months ended  June 30, 2015 as compared to $138,038 for the comparable period of 2014. The increase in the net loss was primarily driven by increases to professional fees and interest expense.

Liquidity and Capital Resources

At June 30, 2015, we had cash on hand of $1,448. The company has negative working capital of $1,085,756. Net cash used in operating activities for the six months ended June 30, 2015 was $123,508. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2015.

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

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of June 30, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six months ended June 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

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

Green Technology Solutions, Inc.

Date: August 19, 2015	BY: /s/ Wallace Browne
Wallace Browne
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director