Form 10-K
period 2015-12-31
Green Technology Solutions, Inc.
filed 2016-04-14
CIK 874792

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 1-11248

GREEN TECHNOLOGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-0938688
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2880 Zanker Road, Suite 203 San Jose, California	95134
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 432-7285

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.001 par value	OTC QB

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
 Yes ☐ No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015 was $1,356,616.

There were 14,069,575 shares of the Registrant’s common stock outstanding as of April 11, 2016.

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

Employees and Employment Agreements

We have one employee, our CEO. We do not have a written contract with him, nor is he subject to collective bargaining agreements.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 2880 Zanker Road, Suite 203, San Jose, California 95134. Our telephone number is (408) 432-7285.

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

	High	Low
Fiscal Year Ended December 31, 2015
Quarter ended December 31, 2015	$0.14	$0.03
Quarter ended September 30, 2015	$0.40	$0.06
Quarter ended June 30, 2015	$2.10	$0.24
Quarter ended March 31, 2015	$4.94	$1.29

Fiscal Year Ended December 31, 2014
Quarter ended December 31, 2014	$8.91	$2.01
Quarter ended September 30, 2014	$11.00	$2.21
Quarter ended June 30, 2014	$5.86	$3.00
Quarter ended March 31, 2014	$6.91	$2.34

Holders

As of the date of this filing, there were one thousand two hundred seventy-two holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on April 11, 2016, as quoted by OTC Markets Group, Inc., was $0.0752. There were 14,069,575 shares of common stock issued and outstanding as of April 11, 2016. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended December 31, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of December 31, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Preferred Stock

Out authorized preferred stock consists of 20,000,000 shares of $0.001 par value preferred stock. As of the date of this report, there are 1,000,000 shares of preferred stock outstanding. The Company’s preferred stock ranks senior to all other equity securities, including common stock. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2015, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Amount Converted	Shares of Common Stock Issued
October 2, 2015	3,150	315,000
October 8, 2015	4,100	410,000
November 17, 2015	7,410	741,000
December 22, 2015	4,100	410,000
Total	$18,760	1,876,000

Each issuance of securities was issued without registration in reliance of the exemption from registration Section 3(a)9 of the Securities Act of 1933.

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

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of December 31, 2015, we had cash on hand of $844.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $6,654,512 for the year ended December 31, 2015. We had a working capital deficit of $1,105,754 as of December 31, 2015. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended December 31, 2015 was $474,844.

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

Fiscal year ended December 31, 2015 compared to the fiscal year ended December 31, 2014.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $505,685 and $3,719,176 for the year ended December 31, 2015 and ended 2014, respectively. In the year ended December 31, 2014, we had recognized approximately $3.3 million in stock compensation expense related to the issuance of 1,000,000 Series E Preferred shares. In addition, professional fees increased by approximately $94,000.

Interest Expense
Interest expense increased from $233,969 for the year ended December 31, 2014 to $478,827 for the year ended December 31, 2015. Interest expense for the year ended December 31, 2015 included amortization of discount on convertible notes payable in the amount of $371,964, compared to $170,580 for the comparable period of 2014.

We incurred an additional increase of $44,000 in interest expense due to accrued interest on our convertible notes payable, as we carried higher average balances on convertible notes.

Impairment of Joint Ventures
We had impairment on joint ventures of $20,000 during the year ended December 31, 2015, as compared to $150,000 in the prior year. The decline in expense is due to our entering into fewer joint ventures in the current year.

Impairment of Intangible Asset
We recognized impairment of intangible asset of $5,650,000 for the year ended December 31, 2015 as a result of writing off the deposit for the purchase of the clean room. It is unlikely that the Company will be able to consummate the purchase of the clean room as it does not have the funds available to make the required cash payments.

Net Loss
We incurred a net loss of $6,654,512 for the year ended December 31, 2015 as compared to $4,103,145 for the comparable period of 2014. In the year ended December 31, 2014, we had recognized approximately $3.3 million in stock compensation expense related to the issuance of 1,000,000 Series E Preferred shares.

Liquidity and Capital Resources

As of the date of this filing, we had yet to generate any revenues from our business operations.

We anticipate needing additional financing to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $1,105,754.

As of December 31, 2015, we had $844 of cash on hand. This amount of cash will be adequate to fund our operations for approximately less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of December 31, 2015 and 2014. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2015, the Company had a net loss of $6,654,512 and generated negative cash flow from operations in the amount of $474,844. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Green Technology Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Green Technology Solutions, Inc. as of December 31, 2015 and 2014 and the related consolidated statement of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Technology Solutions, Inc. as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 14, 2016

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$844	$15,173
Total current assets	844	15,173

Investments in joint ventures, net of impairment of $465,000 and $445,000, respectively	—	—
TOTAL ASSETS	$844	$15,173

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$359,546	$328,705
Accounts payable to related parties	127,500	—
Advances payable	3,235	—
Current portion of convertible notes payable, net of discount of $286,267 and $280,892, respectively	482,814	193,824
Current portion of accrued interest payable	133,503	68,625
Total current liabilities	1,106,598	591,154

Convertible notes payable, net of discount of $578,194 and $355,753, respectively	21,586	9,353
Accrued interest payable	18,979	8,214
TOTAL LIABILITIES	1,147,163	608,721

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 13,154,875 shares and 616,908 shares issued; 12,744,875 and 616,858 shares outstanding at December 31, 2015 and December 31, 2014, respectively	12,745	617
Preferred stock, $0.001 stated value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	1,000	1,000
Treasury shares, 17 and 50 shares as of December 31, 2015 and December 31, 2014, respectively.	(19)	(55)
Additional paid-in capital	20,908,716	14,823,239
Common stock payable	9,100	5,000
Accumulated deficit	(22,077,861)	(15,423,349)
Total shareholders’ deficit	(1,146,319)	(593,548)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$844	$15,173

The accompany notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	505,685	3,719,176

LOSS FROM OPERATIONS	(505,685)	(3,719,176)

OTHER INCOME (EXPENSE)
Interest expense	(478,827)	(233,969)
Impairment of deposit for acquisition of fixed asset	(5,650,000)	—
Impairment on investment	(20,000)	(150,000)
Total other income (expense)	(6,148,827)	(383,969)

NET LOSS	$(6,654,512)	(4,103,145)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.94)	(12.55)

WEIGHT AVERAGE COMMON SHARES OUTSTANDING – Basic and diluted	7,079,137	326,834

The accompany notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series E Preferred Stock		Treasury Shares		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

BALANCE, December 31, 2013	208,087	$208	—	$—	—	$—	$11,048,163	$5,000	$(11,320,204)	$(266,833)
					—	—
Common stock issued for:
Services	100,000	100	—	—	—	—	329,900	—	—	330,000
Debt conversion	278,000	278	—	—	—	—	63,072	—	—	63,350
Share rounding	30,821	31	—	—	—	—	(31)	—	—	—
Preferred stock issue for services	—	—	1,000,000	1,000	—	—	3,009,644	—	—	3,010,644
Treasury shares purchased	—	—	—	—	50	(55)	—	—	—	(55)
Discount on issuance of convertible note payable	—	—	—	—	—	—	365,107	—	—	365,107
Imputed interest	—	—	—	—	—	—	7,384	—	—	7,384
Net loss	—	—	—	—	—	—	—	—	(4,103,145)	(4,103,145)

BALANCE, December 31, 2014	616,908	$617	1,000,000	$1,000	50	$(55)	$14,823,239	$5,000	$(15,423,349)	$(593,548)

Common stock issued for:
Debt conversion	9,128,000	9,128	—	—	—	—	82,152	—	—	91,280
Fixed asset purchase	3,000,000	3,000	—	—	—	—	5,397,000	—	—	5,400,000
Common stock payable for debt conversion	—	—	—	—	—	—	—	4,100	—	4,100
Treasury shares retired	(33)	—	—	—	(33)	36	(36)	—	—	—
Discount on issuance of convertible note payable	—	—	—	—	—	—	599,780	—	—	599,780
Imputed interest	—	—	—	—	—	—	6,581	—	—	6,581
Net loss	—	—	—	—	—	—	—	—	(6,654,512)	(6,654,512)

BALANCE, December 31, 2015	12,744,875	$12,745	1,000,000	$1,000	17	$(19)	$20,908,716	$9,100	$(22,077,861)	$(1,146,319)

 The accompany notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(6,654,512)	$(4,103,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	371,964	170,580
Imputed interest expense	6,581	7,384
Impairment of intangible asset	5,650,000	—
Impairment of investment	20,000	25,000
Common stock issued for services	—	300,000
Preferred stock issued for services	—	3,010,644
Loss on acquisition	—	125,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,841	140,705
Accrued interest payable	100,282	56,005
NET CASH USED IN OPERATING ACTIVITIES	(474,844)	(267,827)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Elevated Industries	(20,000)	(25,000)
Acquisition of Mother Parker Soils	—	(60,000)
NET CASH USED IN INVESTING ACTIVITIES	(20,000)	(85,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on fixed asset account payable to related party	(122,500)	—
Proceeds from issuance of common stock	—	30,000
Proceeds from advances	603,015	333,857
Purchase of treasury shares	—	(55)
NET CASH PROVIDED BY FINANCING ACTIVITIES	480,515	363,802

NET INCREASE (DECREASE) IN CASH	(14,329)	10,975

CASH, at the beginning of the period	15,173	4,198

CASH, at the end of the period	$844	$15,173

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$599,780	$365,107
Beneficial conversion discount on convertible note payable	$599,780	$365,107
Conversion of convertible notes payable	$91,280	$63,350
Common stock issued for services	$—	$300,000
Common stock payable for conversion of convertible note payable	$4,100	$—
Preferred stock issued for services	$—	$3,010,644
Common stock issued for fixed asset	$5,400,000	$—
Payable issued for fixed asset	$250,000	$—
Cancellation of treasury shares	$36	$—

The accompany notes are an integral part of these consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Note 2. Going Concern

For the fiscal year ended December 31, 2015, the Company had a net loss of $6,654,512 and negative cash flow from operations of $474,844. As of December 31, 2015, the Company has negative working capital of $1,105,754.

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

Consolidated Financial Statements

The consolidated financial statements include the accounts and operations of Green Technology Solutions, Inc., and its wholly-owned subsidiaries, GTSO Urban Mining, LLC; GTSO Resources, LLC; Mother Parker’s Soil, LLC; and Global Cell Buyers, LLC (collectively referred to as the “Company”). All material intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $844 and $15,173 at December 31, 2015 and December 31, 2014, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2015 or December 31, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the year ended December 31, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended October 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At December 31, 2015, the Company had 80,879,114 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of December 31, 2015 and December 31, 2014.

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

Note 4. Investments

On November 3, 2014, we closed the acquisition of Mother Parker’s Soil, LLC, a California limited liability company (“Mother Parker”) for $125,000. The purchase price was to be paid $25,000 upon signing the purchase agreement on September 5, 2014, $25,000 ten days after signing the agreement, $25,000 30 days after the second payment, and five monthly payments of $10,000. Mother Parker is a cultivator of organic soils. During the years ended December 31, 2015 and 2014, we paid $0 and $60,000, respectively, toward this acquisition. The seller of Mother Parker has verbally agreed to accept the remaining payment as funds become available to the Company.

Mother Parker did not have any tangible assets or liabilities on the date of acquisition. The intangible asset that it has is a soil recipe to be used for the cultivation of medical cannabis. The Company has valued the intangible asset at $0 for accounting purposes. In order to realize the value from the soil recipe, the Company would have to have access to the capital needed to manufacture, market and distribute the soil. As a result, we have recorded a loss on acquisition of Mather Parker in the amount of $125,000 for the year ended December 31, 2014.

On December 15, 2014, we signed in a profit participation agreement with Elevated Industries Inc. (“Elevated”), a Canadian corporation. The agreement calls for the Company to contribute up to US$75,000, at its sole discretion. During the years ended December 31, 2015 and 2014, we contributed $20,000 and $25,000, respectively, toward this joint venture. We recorded these contributions as impairment expense due to the lack of current revenue and no indications of future revenue.

During the years ended December 31, 2015 and 2014, we recognized impairment of intangible assets of $20,000 and $150,000, respectively.

Note 5. Advances

During the year ended December 31, 2015, Vista View Ventures, Inc. advanced $603,015 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $599,780 of the advances into convertible notes payable with Vista View Ventures, Inc. As of December 31, 2015 and December 31, 2014, advances in the amount of $3,235 and $0, respectively, are included in current liabilities on the consolidated balance sheets.

During the year ended December 31, 2015, we recognized imputed interest expense of $6,581 on these advances.

Note 6. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended December 31, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended December 31, 2015 and 2014 are as follows.

	2015	2014
Tax benefit at U.S. statutory rate	$1,601,124	$1,395,069
less: valuation allowance	(1,601,124)	(1,395,069)
Tax benefit, net	$—	$—

We have net operating loss carryforwards of approximately $4,709,190.

Note 7. Deposit for Clean Room

On March 4, 2015, the Company signed an asset purchase agreement with SRN Properties Corporation (“SRN Properties”) to acquire an approximately 1,300 square foot Class 5 clean room. The Company expects to install the clean room in Colorado, where it will serve as a center for hygienic testing and quality control services to cannabis growers and retailers. The agreement calls for GTSO to pay 3,000,000 shares of common stock of the Company and $250,000 to be paid in cash installments. As of December 31, 2015, we have made cash payments of $122,500 and issued 3,000,000 shares of our common stock in satisfaction of this requirement. As of December 31, 2015, the remaining cash owed to SRN Properties of $127,500 has been recorded as accounts payable to related party on the balance sheet. SRN Properties was not a related party prior to the acquisition; however, it is a significant shareholder after the acquisition. For accounting purposes, the shares issued for the purchase of the clean room were valued at $5,400,000 based on the fair market value of the stock on the date the agreement was signed.

As of December 31, 2015, the Company determined that the asset related to the deposit for the purchase of the clean room was impaired and should be written off.  The Company has been unable to make the remaining cash payments required under the purchase agreement and does not expect to be able to make those payments in the near future. As a result, the Company has recorded a loss on impairment of fixed assets of $5,650,000 during the year ended December 31, 2015.

Note 8. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Convertible note dated April 1, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	$14,138	$12,808
Convertible note dated May 15, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	7,249	6,567
Convertible note dated October 31, 2012, bearing interest at 10% per annum, matures on April 30, 2014 and convertible into shares of common stock at $0.02 per share. This note is in default.	64	62
Convertible note dated April 1, 2013, bearing interest at 10% per annum, matures on March 31, 2015 and convertible into shares of common stock at $0.01 per share. This note is in default.	1,147	5,999
Convertible note dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.01 per share.	69,068	136,969
Convertible note dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.01 per share.	312,310	312,310
Convertible note dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.01 per share.	162,946	162,947
Convertible note dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $2.00 per share.	202,160	202,160
Convertible note dated March 31, 2015, bearing interest at 10% per annum, maturing on March 31, 2017, and convertible into shares of common stock at $1.10 per share.	87,970	—
Convertible note dated June 30, 2015, bearing interest at 10% per annum, maturing on June 30, 2017, and convertible into shares of common stock at $0.15 per share.	81,813	—
Convertible note dated September 30, 2015, bearing interest at 10% per annum, maturing on September 30, 2018, and convertible into shares of common stock at $0.06 per share.	326,402	—
Convertible note dated December 31, 2015, bearing interest at 10% per annum, maturing on December 31, 2018, and convertible into shares of common stock at $0.01 per share.	103,595	—
Total convertible notes payable	$1,368,861	$839,822

Less: current portion of convertible notes payable	(769,081)	(474,716)
Less: discount on noncurrent convertible notes payable	(578,194)	(355,753)
Convertible notes payable, net of discount	$21,586	$9,353

Current portion of convertible notes payable	769,081	474,716
Less: discount on current portion of convertible notes payable	(286,267)	(280,892)
Current portion of convertible notes payable, net of discount	$482,814	$193,824

Accrued interest payable associated with convertible notes payable was $152,482 and $76,839 as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, we recognized statutory interest expense of $100,282 and $56,005, respectively.

The convertible note payable dated April 1, 2013 had an original beneficial conversion discount of $96,463 and a remaining beneficial conversion discount of $0 as of December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, we recognized interest expense related to the amortization of the beneficial conversion discount of $0 and $14,530, respectively.

The convertible note payable dated June 30, 2013 had an original beneficial conversion discount of $167,185 and a remaining beneficial conversion discount of $0 and $29,904 as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, we recognized interest expense related to the amortization of the beneficial conversion discount of $29,904 and $95,141, respectively.

The convertible note payable dated September 30, 2013 had an original beneficial conversion discount of $312,310 and a remaining beneficial conversion discount of $0 and $250,980 as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, we recognized interest expense related to the amortization of the beneficial conversion discount of $250,980 and $95,141, respectively.

The convertible note payable dated June 30, 2014 had an original beneficial conversion discount of $162,946 and a remaining beneficial conversion discount of $108,369 and $153,601 as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, we recognized interest expense related to the amortization of the beneficial conversion discount of $45,232 and $9,345, respectively.

The convertible note payable dated December 31, 2014 had an original beneficial conversion discount of $202,160 and a remaining beneficial conversion discount of $202,160 and $177,898 as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, we recognized interest expense related to the amortization of the beneficial conversion discount of $24,262 and $0, respectively.

The convertible note payable dated March 31, 2015 had an original beneficial conversion discount of $87,970 and a remaining beneficial conversion discount of $81,085 as of December 31, 2015. During the year ended December 31, 2015, we recognized interest expense related to the amortization of the beneficial conversion discount of $6,885.

The convertible note payable dated June 30, 2015 had an original beneficial conversion discount of $81,813 and a remaining beneficial conversion discount of $76,980 as of December 31, 2015. During the year ended December 31, 2015, we recognized interest expense related to the amortization of the beneficial conversion discount of $4,833.

The convertible note payable dated September 30, 2015 had an original beneficial conversion discount of $326,402 and a remaining beneficial conversion discount of $316,533 as of December 31, 2015. During the year ended December 31, 2015, we recognized interest expense related to the amortization of the beneficial conversion discount of $9,869.

The convertible note payable dated December 31, 2015 had an original beneficial conversion discount of $103,595 and a remaining beneficial conversion discount of $103,595 as of December 31, 2015. During the year ended December 31, 2015, we recognized interest expense related to the amortization of the beneficial conversion discount of $0.

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Advances Refinanced into Convertible Promissory Notes

During the year ended December 31, 2015, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
March 31, 2015	March 31, 2017	10%	$1.10	$87,970	$87,970
June 30, 2015	June 30, 2017	10%	0.15	81,813	81,813
September 30, 2015	September 30, 2018	10%	0.06	326,402	326,402
December 31, 2015	December 31, 2018	10%	0.01	103,595	103,595
				$599,780	$599,780

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
				$365,107

Conversions to Common Stock

Year Ended December 31, 2015
During year ended December 31, 2015, the holders of the Convertible Note Payable dated April 1, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount Amortized
January 12, 2015	$300	30,000	$—
January 14, 2015	300	30,000	—
January 27, 2015	320	32,000	—
February 6, 2015	350	35,000	—
February 16, 2015	350	35,000	—
February 16, 2015	350	35,000	—
February 16, 2015	350	35,000	—
February 26, 2015	400	40,000	—
February 26, 2015	400	40,000	—
March 11, 2015	1,900	190,000	—
Total	$5,020	502,000	$—

During year ended December 31, 2015, the holders of the Convertible Note Payable dated June 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount Amortized
March 12, 2015	$1,900	190,000	$—
April 1, 2015	2,000	200,000	—
April 13, 2015	2,000	200,000	—
April 28, 2015	2,300	230,000	—
May 5, 2015	2,300	230,000	—
May 22, 2015	2,500	250,000	—
June 2, 2015	2,500	250,000	—
June 16, 2015	2,800	280,000	—
June 23, 2015	2,900	290,000	—
June 25, 2015	1,800	180,000	—
June 26, 2015	1,400	140,000	—
June 29, 2015	1,000	100,000	—
June 30, 2015	2,800	280,000	—
July 8, 2015	2,270	227,000	—
July 15, 2015	2,250	225,000	—
July 16, 2015	1,750	175,000	—
July 17, 2015	3,750	375,000	—
July 17, 2015	3,750	375,000	—
July 21, 2015	2,350	235,000	—
July 21, 2015	1,000	100,000	—
July 31, 2015	3,100	310,000	—
August 5, 2015	1,370	137,000	—
August 13, 2015	3,280	328,000	—
August 27, 2015	3,330	333,000	—
September 11, 2015	4,850	485,000	—
September 11, 2015	3,300	330,000	—
September 11, 2015	1,500	150,000	—
September 11, 2015	1,500	150,000	—
September 24, 2015	2,650	265,000	—
September 29, 2015	1,400	140,000	—
October 2, 2015	3,150	315,000	—
October 8, 2015	4,100	410,000	—
November 17, 2015	7,410	741,000	—
Total	$86,260	8,626,000	$—

On December 22, 2015, the holder of the Convertible Note Payable dated June 30, 2013 elected to convert principal and accrued interest of $4,100 into 410,000 shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion. The shares were issued on January 7, 2016. As a result, the amount of $4,100 is included in common stock payable on the balance sheet as of December 31, 2015.

Year Ended December 31, 2014
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

Note 9. Debt Repayment Commitments

The following debt repayments are due within the next five years:

	Year ended December 31,
	2016	2017	2018	2019	2020	Total
Convertible notes payable	$769,081	$169,783	$429,997	—	—	$1,368,861
Other debt	—	—	—	—	—	—
Total	$769,081	$169,783	$429,997	—	—	$1,368,861

Note 10. Stockholders’ Equity

Conversion of shares

During year ended December 31, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
January 12, 2015	$300	$30,000
January 14, 2015	300	30,000
January 27, 2015	320	32,000
February 6, 2015	350	35,000
February 16, 2015	350	35,000
February 16, 2015	350	35,000
February 16, 2015	350	35,000
February 26, 2015	400	40,000
February 26, 2015	400	40,000
March 11, 2015	1,900	190,000
March 12, 2015	1,900	190,000
April 1, 2015	2,000	200,000
April 13, 2015	2,000	200,000
April 28, 2015	2,300	230,000
May 5, 2015	2,300	230,000
May 22, 2015	2,500	250,000
June 2, 2015	2,500	250,000
June 16, 2015	2,800	280,000
June 23, 2015	2,900	290,000
June 25, 2015	1,800	180,000
June 26, 2015	1,400	140,000
June 29, 2015	1,000	100,000
June 30, 2015	2,800	280,000
July 8, 2015	2,270	227,000
July 15, 2015	2,250	225,000
July 16, 2015	1,750	175,000
July 17, 2015	3,750	375,000
July 17, 2015	3,750	375,000
July 21, 2015	2,350	235,000
July 21, 2015	1,000	100,000
July 31, 2015	3,100	310,000
August 5, 2015	1,370	137,000
August 13, 2015	3,280	328,000
August 27, 2015	3,330	333,000
September 11, 2015	4,850	485,000
September 11, 2015	3,300	330,000
September 11, 2015	1,500	150,000
September 11, 2015	1,500	150,000
September 24, 2015	2,650	265,000
September 29, 2015	1,400	140,000
October 2, 2015	3,150	315,000
October 8, 2015	4,100	410,000
November 17, 2015	7,410	741,000
December 22, 2015 *	4,100	410,000
Total	$95,380	$9,538,000

The shares issuable for the conversion on December 22, 2015 were issued on January 7, 2016. They are included in common stock payable on the balance sheet as of December 31, 2015.

During year ended December 31, 2014, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

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

Discount on Beneficial Conversion Feature of Convertible Notes Payable

During the year ended December 31, 2015 the Company issued convertible notes payable. At the time of the conversion, we recorded a discount to convertible notes payable to reflect the beneficial conversion feature of the note.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
March 31, 2015	March 31, 2017	10%	$1.10	$87,970	$87,970
June 30, 2015	June 30, 2017	10%	0.15	81,813	81,813
September 30, 2015	September 30, 2018	10%	0.06	326,402	326,402
December 31, 2015	December 31, 2018	10%	0.01	103,595	103,595
				$599,780	$599,780

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

Imputed Interest

During years ended December 31, 2015 and 2014, we recognized imputed interest of $6,581 and $7,384, respectively, as an increase to shareholders’ equity.

Shares Issued to Purchase Fixed Assets

On March 13, 2015, we issued 3,000,000 shares of common stock, pursuant to the terms to acquire a class 5 clean room (See footnote 6). These shares are valued at $5,400,000. We are required to prepare and file a registration statement with the Securities and Exchange Commission to register the shares underlying this agreement within 30 days after the Closing Date and to use its best efforts to cause that registration statement to be declared effective within 270 days. The underlying asset was determined to be impaired as of December 31, 2015. See Note 7.

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

Note 11. Related Party Transactions

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

Note 12. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, December 31, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

On January 7, 2016, the Company issued 410,000 shares of common stock which were included in common stock payable as of December 31, 2015.

On January 7, 2016, the holder of our convertible note dated June 30, 2013 converted $2,460 of principal and accrued interest into 246,000 shares of common stock.

On January 8, 2016, the holder of our convertible note dated June 30, 2013 converted $6,687 of principal and accrued interest into 668,700 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended December 31, 2015 and 2014.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Wallace Browne 2880 Zanker Road, Suite 203 San Jose, California 95134	46	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

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

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

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

Our Board of Directors is comprised of solely of Mr. Browne who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Browne is paid $60,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Wallace Browne	2015	59,615	—	—	—	—	—	—	59,615
CEO	2014	36,000	—	—	—	—	—	—	36,000

Paul Watson	2014	22,500	—	—	—	—	—	—	22,500
Former CEO	2013	60,000	—	—	—	—	—	—	60,000

OUTSTANDING EQUITY AWARDS AT DECEMBER, 31, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Wallace Browne	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Wallace Browne. Mr. Browne also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2015 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of April 11, 2016, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
SRN Properties Corporation	3,000,000	22.81%
14100 Southwest Freeway, Suite 360
Sugarland, Texas 77478

Wallace Browne	—	0.00%

All directors and executive officers as a group (1) person.	—	0.00%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees	$28,150	$16,250

Audit Related Fees1	$—	$—

Tax Fees2	$—	$—

All Other Fees3	$—	$—

Total Fees	$28,150	16,250

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation 1
3.2	Bylaws 1
21	Subsidiaries of the Registrant 2
31.1	Rule 13a-14(a) Certification of Chief Executive Officer 2
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer 2
101	XBRL Interactive Data 2,3
______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 27, 2015.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Technology Solutions, Inc.

Date: April 14, 2016	BY: /s/ Wallace Browne
Wallace Browne
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director