Form 10-Q
period 2016-03-31
Green Technology Solutions, Inc.
filed 2016-05-23
CIK 874792

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 1-11248
GREEN TECHNOLOGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-0938688
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

14173 Northwest Freeway #237 Houston, Texas	77040
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 14,069,575 shares of common stock are issued and outstanding as of May 19, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.
OTHER PERTINENT INFORMATION
When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Green Technology Solutions, Inc., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
  (UNAUDITED)
	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$634	$844
Total current assets	634	844

TOTAL ASSETS	$634	$844

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$379,154	$359,546
Accounts payable to related party	127,500	127,500
Advances payable	3,235	3,235
Current portion of convertible notes payable, net of discount of $310,613 and $286,267, respectively	538,145	482,814
Current portion of accrued interest payable	160,443	133,503
Total current liabilities	1,208,477	1,106,598

Convertible notes payable, net of discount of $549,173 and $578,194, respectively	26,002	21,586
Accrued interest payable	25,112	18,979
TOTAL LIABILITIES	1,259,591	1,147,163

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 480,000,000 shares authorized; 14,069,575 shares and 13,154,875 shares issued; 6,938,858 and 616,858 shares outstanding at March 31, 2016 and December 31, 2015, respectively	14,070	12,745
Preferred stock, $0.001 stated value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	1,000	1,000
Treasury shares, 17 and 17 shares as of March 31, 2016 and December 31, 2015, respectively.	(19)	(19)
Additional paid-in capital	20,984,674	20,908,716
Common stock payable	5,000	9,100
Accumulated deficit	(22,263,682)	(22,077,861)
Total shareholders’ deficit (deficit)	(1,258,957)	(1,146,319)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT (DEFICIT)	$634	$844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)

	Three months ended March 31,
	2016	2015

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	83,184	143,007

LOSS FROM OPERATIONS	(83,184)	(143,007)

OTHER INCOME (EXPENSE)
Interest expense	(102,637)	(90,468)
Impairment on investment	—	(5,000)
Total other income (expense)	(102,637)	(95,468)

NET LOSS	(185,821)	(238,475)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.13)

WEIGHT AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	13,964,832	1,773,086

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)
  (UNAUDITED)

	Preferred stock		Common stock		Additional paid in	Common Stock	Treasury Shares		Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Shares	Amount	deficit	Total

BALANCE, December 31, 2015	1,000,000	$1,000	12,744,875	$12,745	$20,908,716	$9,100	17	$(19)	$(22,077,861)	$(1,146,319)

Common stock issued for:
Conversion of notes payable	—	—	914,700	915	8,232	—	—	—	—	9,147
Payment of common stock payable	—	—	410,000	410	3,690	(4,100)	—	—	—	—
Beneficial conversion discount on convertible note	—	—	—	—	63,365	—	—	—	—	63,365
Imputed interest expense	—	—	—	—	671	—	—	—	—	671
Net loss	—	—	—	—	—	—	—	—	(185,821)	(185,821)

BALANCE, March 31, 2016	1,000,000	$1,000	14,069,575	$14,070	$20,984,674	$5,000	17	$(19)	$(22,263,682)	$(1,258,957)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
  (UNAUDITED)
	Three months ended March 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(185,821)	$(238,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	68,040	69,084
Imputed interest expense	671	725
Impairment of investment in Elevated Industries	—	5,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,608	96,216
Accrued interest payable	33,927	20,659
NET CASH USED IN OPERATING ACTIVITIES	(63,575)	(46,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid for purchase of fixed assets	—	(50,000)
Investment in Elevated Industries	—	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	63,365	87,970
NET CASH PROVIDED BY FINANCING ACTIVITIES	63,365	87,970

NET INCREASE (DECREASE) IN CASH	(210)	(13,821)

CASH, at the beginning of the period	844	15,173

CASH, at the end of the period	$634	$1,352

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$63,365	$87,970
Beneficial conversion discount on convertible note payable	$63,365	$87,970
Conversion of convertible notes payable	$9,147	$6,920
Common stock issued for common stock payable	$4,100	$—
Deposit on purchase of fixed assets included in accounts payable	$—	$5,400,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN TECHNOLOGY SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 1. General Organization and Business
Green Technology Solutions, Inc. (“GTSO”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in Delaware on June 12, 2010. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. On October 26, 2010, we changed our name to Green Technology Solutions, Inc. On July 28, 2014, the Company reincorporated from Delaware to Nevada. Our principal executive offices are at 14173 Northwest Freeway #237, Houston, Texas. Our year-end is December 31.
GTSO is in the business of trying to keep the world a greener place to live. Having a greener environment is what we strive to provide so that we may live healthier lives. The corporate mission is to support the health and wellness sub-market of medical cannabis.
Note 2. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2016, the Company had a net loss of $185,821 and negative cash flow from operating activities of $63,575. As of March 31, 2016, the Company had negative working capital of $1,207,843. Management does not anticipate having positive cash flow from operations in the near future.
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
Interim Financial Statements
The accompanying these unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016.
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
Cash and Cash Equivalents
For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $634 and $844 at March 31, 2016 and December 31, 2015, respectively.
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
Income Taxes
The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2016 or December 31, 2015.
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
In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three months ended March 31, 2016 and 2015. As a result, the Company did not have any potentially dilutive common shares for those periods. At March 31, 2016, the Company had 102,601,785  potentially issuable shares upon the conversion of convertible notes payable and interest.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.
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
Commitments and Contingencies
The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of March 31, 2016 and December 31, 2015.
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
Note 4. Advances
During the three months ended March 31, 2016, Vista View Ventures, Inc. advanced $63,365 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $63,365 of the advances into convertible notes payable with Vista View Ventures, Inc. As of March 31, 2016 and December 31, 2015, advances in the amount of $3,235 and $3,235, respectively, are included in current liabilities on the consolidated balance sheets.
During the three months ended March 31, 2016, we recognized imputed interest expense of $671 on these advances.
Note 5. Deposit for Clean Room
On March 4, 2015, the Company signed an asset purchase agreement with SRN Properties Corporation (“SRN Properties”) to acquire an approximately 1,300 square foot Class 5 clean room. The Company expects to install the clean room in Colorado, where it will serve as a center for hygienic testing and quality control services to cannabis growers and retailers. The agreement called for GTSO to pay 3,000,000 shares of common stock of the Company and $250,000 to be paid in cash installments. As of December 31, 2015, we had made cash payments of $122,500 and issued 3,000,000 shares of our common stock in satisfaction of this requirement. As of December 31, 2015, the remaining cash owed to SRN Properties of $127,500 was recorded as accounts payable to related party on the balance sheet. SRN Properties was not a related party prior to the acquisition; however, it is a significant shareholder after the acquisition. For accounting purposes, the shares issued for the purchase of the clean room were valued at $5,400,000 based on the fair market value of the stock on the date the agreement was signed.
 As of December 31, 2015, the Company determined that the asset related to the deposit for the purchase of the clean room was impaired and should be written off.  The Company has been unable to make the remaining cash payments required under the purchase agreement and does not expect to be able to make those payments in the near future. As a result, the Company recorded a loss on impairment of fixed assets of $5,650,000 during the year ended December 31, 2015.
On January 6, 2016, we amended the agreement with SRN Properties. The purchase price for the clean room consists of $250,000 in cash ($122,500 of which has been already been paid) and 9,000 restricted shares of our Series A preferred stock. As part of the amendment, SRN Properties agreed to return 3,000,000 shares of our common stock that were issued upon execution of the original agreement.

Note 6. Convertible Notes Payable
Convertible notes payable consisted of the following at March 31, 2016 and December 31, 2015:
	March 31, 2016	December 31, 2015
Convertible note dated April 1, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	$14,491	$14,138
Convertible note dated May 15, 2010, bearing interest at 10% per annum, matured on March 31, 2013 and convertible into shares of common stock at $0.01 per share. This note is in default.	7,429	7,249
Convertible note dated October 31, 2012, bearing interest at 10% per annum, matures on April 30, 2014 and convertible into shares of common stock at $0.02 per share. This note is in default.	64	64
Convertible note dated April 1, 2013, bearing interest at 10% per annum, matures on March 31, 2015 and convertible into shares of common stock at $0.01 per share. This note is in default.	1,147	1,147
Convertible note dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.01 per share.	60,242	69,068
Convertible note dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.01 per share.	312,310	312,310
Convertible note dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2014 and convertible into shares of common stock at $0.01 per share.	162,946	162,946
Convertible note dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $2.00 per share.	202,160	202,160
Convertible note dated March 31, 2015, bearing interest at 10% per annum, maturing on March 31, 2017, and convertible into shares of common stock at $1.10 per share.	87,970	87,970
Convertible note dated June 30, 2015, bearing interest at 10% per annum, maturing on June 30, 2017, and convertible into shares of common stock at $0.15 per share.	81,813	81,813
Convertible note dated September 30, 2015, bearing interest at 10% per annum, maturing on September 30, 2018, and convertible into shares of common stock at $0.06 per share.	326,402	326,402
Convertible note dated December 31, 2015, bearing interest at 10% per annum, maturing on December 31, 2018, and convertible into shares of common stock at $0.01 per share.	103,595	103,595
Convertible note dated March 31, 2016, bearing interest at 10% per annum, maturing on March 31, 2019 and convertible into share of common stock at a 60% discount of the volume weighted average market price.	63,365	—
Total convertible notes payable	$1,423,933	$1,368,861

Less: current portion of convertible notes payable	(848,758)	(769,081)
Less: discount on noncurrent convertible notes payable	(549,173)	(578,194)
Convertible notes payable, net of discount	$26,002	$21,586

Current portion of convertible notes payable	848,758	769,081
Less: discount on current portion of convertible notes payable	(310,613)	(286,267)
Current portion of convertible notes payable, net of discount	$538,145	$482,814

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Advances Refinanced into Convertible Promissory Notes
During the three months ended March 31, 2016, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
March 31, 2016	March 31, 2019	10%	40% of market	$63,365
				$63,365

Conversions to Common Stock
During three months ended March 31, 2016, the holders of the Convertible Note Payable dated June 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.
Date	Amount Converted	Number of Shares Issued	Discount Amortized
January 7, 2016	$2,460	246,000	$—
January 8, 2016	6,687	668,700	—
Total	$9,147	914,700	$—

Note 7. Debt Repayment Commitments
The following debt repayments are due within the next five years:
	Twelve months ending March 31,
	2016	2017	2018	2019	2020	Total
Convertible notes payable	$848,758	$81,813	$493,362	—	—	$1,423,933
Other debt	—	—	—	—	—	—
Total	$848,758	$81,813	$493,362	—	—	$1,423,933

Note 8. Stockholders’ Equity
Conversion of shares
During three months ended March 31, 2016, the holders of our convertible notes elected to convert $9,147 of principal and interest into 914,700 shares of common stock. See footnote 6.

Discount on Beneficial Conversion Feature of Convertible Notes Payable
During the three months ended March 31, 2016, the Company issued convertible notes payable. At the time of the conversion, we recorded a discount to convertible notes payable to reflect the beneficial conversion feature of the note.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
March 31, 2016	March 31, 2019	10%	40% of market	$63,365
				$63,365

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
Imputed Interest
During three months ended March 31, 2016 and 2015, we recognized imputed interest of $671 and $725, respectively, as an increase to shareholders’ equity.
Note 9. Subsequent events
The Company evaluated activity through the filing of this report, and noted that there were no subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Green Technology Solutions, Inc. (“GTSO”, “we”, “us”, “our” or the “Company”) was incorporated as XCL Sunrise, Inc. in Delaware on June 12, 2010. We changed our name to Sunrise Energy Resources, Inc. on November 1, 2004. On October 26, 2010, we changed our name to Green Technology Solutions, Inc. On July 28, 2014, the Company reincorporated from Delaware to Nevada. Our principal executive offices are at 14173 Northwest Freeway #237, Houston, Texas. Our year-end is December 31.
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
For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2015 on Form 10-K.
Results of Operations
Three months ended March 31, 2016 compared to the three months ended March 31, 2015.
General and Administrative Expenses
We incurred general and administrative expenses of $83,184 and $143,007 for the three months ended March 31, 2016 and 2015, respectively. The decline is due to lower professional fees during the current period.
Interest Expense
Interest expense increased from $90,468 for the three months ended March 31, 2015 to $102,637 for the three months ended  March 31, 2016. Interest on our outstanding convertible promissory notes increased due to higher outstanding balances.
Interest expense for the three months ended  March 31, 2016 included $68,040 for amortization of the discount on convertible notes, compared to $69,084 for the comparable period of 2015.
The interest expense on our convertible notes increased by $13,268, due to higher average balances on these notes. This was offset by a small decrease in imputed interest on advances that the company received.
Investment Impairment
We recorded a $5,000 impairment on our Elevated Industries investment during the three months ended March 31, 2015. We had no impairment expenses during the three months ended March 31, 2016.
Net Loss
We incurred a net loss of $185,821 for the three months ended March 31, 2016 as compared to $238,475 for the comparable period of 2015. The decrease in the net loss was primarily due to reduced professional fees.
Liquidity and Capital Resources
At March 31, 2016, we had cash on hand of $634. The company has negative working capital of $1,207,843 . Net cash used in operating activities for the three months ended March 31, 2016 was $63,575. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2016.

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
ITEM 4. CONTROLS AND PROCEDURES
Management’s Report on Internal Control over Financial Reporting
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
1.	As of March 31, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.
2.	As of March 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities during the three months ended March 31, 2016.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Company has not defaulted upon senior securities.
ITEM 4. MINE SAFETY DISCLOSURES
This item is not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1	Articles of Incorporation[1]
3.2	Bylaws[1]
21	Subsidiaries of the Registrant[2]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.[2]
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.[2]
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.[2]
(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 15, 2006
(2)	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Green Technology Solutions, Inc.

Date: May 23, 2016	BY: /s/ Kathleen Delaney
Kathleen Delaney
Trustee, Interim Director, and Interim President